Form 10-Q
period 1996-03-31
PAGING NETWORK INC
filed 1996-05-14
CIK 878324

                                 UNITED STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D.C.   20549
                  _________________________________________

                                   FORM 10-Q

   [x]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1996

                                       or

   [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

 For the Transition Period from _____________________ to ____________________.

                          Commission File No. 0-19494

                             PAGING NETWORK,  INC.

             (Exact name of the registrant as specified in charter)

         DELAWARE                                       04-2740516
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                     4965 PRESTON PARK BOULEVARD, SUITE 600
                               PLANO, TEXAS 75093
                    (Address of principal executive offices)

                                 (214) 985-4100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X                                         No
               ----                                          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title                        Shares Outstanding as of April 30, 1996
- ----------------------------            ---------------------------------------
Common Stock, $.01 par value                         102,455,727


The Company's Common Stock is publicly traded under the symbol "PAGE" through the National Association of Securities Dealers Automated Quotation National Market System.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.



                         Index to Financial Statements


                                                                                                            Page
                                                                                                            ----
Paging Network, Inc. Consolidated Balance Sheets as of
     March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Paging Network, Inc. Consolidated Statements of Operations
     for the Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Paging Network, Inc. Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Paging Network, Inc. Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .  6

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (Unaudited)

                                     ASSETS

                                                                   March 31, 1996    December 31, 1995
                                                                   --------------    -----------------
Current assets:
    Cash and cash equivalents .................................     $    88,795      $   198,182
    Accounts receivable, less allowance
         for doubtful accounts ................................          42,979           41,335
    Inventories ...............................................          18,218           14,084
    Prepaid expenses ..........................................          11,525            5,495
                                                                    -----------      -----------
        Total current assets ..................................         161,517          259,096

Property, equipment and leasehold improvements, at cost .......         922,916          841,022
    Less accumulated depreciation .............................        (247,957)        (225,413)
                                                                    -----------      -----------
        Net property, equipment and leasehold improvements ....         674,959          615,609

Other non-current assets:
   PCS licenses
   Other licenses, net ........................................         197,272          197,272
   Other intangible assets, net ...............................          47,802           48,625
   Other non-current assets, net ..............................          65,065           67,438
        Total other non-current  assets .......................          44,348           40,298
                                                                    -----------      -----------
                                                                        354,487          353,633
                                                                    -----------      -----------
                                                                    $ 1,190,963      $ 1,228,338
                                                                    ===========      ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable ..........................................     $    57,147      $    69,776
    Accrued expenses ..........................................          54,952           69,091
    Customer deposits .........................................          20,411           20,255
                                                                    -----------      -----------
       Total current liabilities ..............................         132,510          159,122

Long-term obligations .........................................       1,150,000        1,150,000

Commitments and contingencies

Stockholders' deficit:
    Common Stock:  $.01 par, 250,000,000 shares
        authorized, 102,450,127 and 102,245,807 shares
        issued and outstanding in 1996 and 1995,
        respectively ..........................................           1,025            1,022
    Paid-in capital ...........................................         123,041          121,701
    Accumulated deficit .......................................        (215,613)        (203,507)
                                                                    -----------      -----------
        Total stockholders' deficit ...........................         (91,547)         (80,784)
                                                                    -----------      -----------
                                                                    $ 1,190,963      $ 1,228,338
                                                                    ===========      ===========


                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                          1996           1995
                                                       ---------      ---------
      Services, rent and maintenance revenues ....     $ 158,775      $ 116,132
      Product sales ..............................        27,598         25,973
                                                       ---------      ---------
           Total revenues ........................       186,373        142,105
      Cost of products sold ......................       (23,352)       (20,646)
                                                       ---------      ---------
                                                         163,021        121,459
      Operating expenses:
           Services, rent and maintenance ........        33,651         23,481
           Selling ...............................        18,511         15,220
           General and administrative ............        49,796         39,975
           Depreciation and amortization .........        45,338         32,087
                                                       ---------      ---------
               Total operating expenses ..........       147,296        110,763

      Operating income ...........................        15,725         10,696

      Other income (expense):
           Interest expense ......................       (29,850)       (17,517)
           Interest income .......................         2,019           --
                                                       ---------      ---------
              Total other income (expense) .......       (27,831)       (17,517)
                                                       ---------      ---------
      Net loss....................................     $ (12,106)     $  (6,821)
                                                       =========      =========

      Net loss per share .........................     $   (0.12)     $   (0.07)
                                                       =========      =========




                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                      Three Months Ended March 31,
                                                                       -----------------------
                                                                          1996          1995
                                                                       ---------      --------
Operating activities:
     Net loss ....................................................     $ (12,106)     $  (6,821)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
           Depreciation and amortization .........................        45,338         32,087
           Accounts receivable loss provision ....................         2,992          2,400
           Amortization of debt issuance costs ...................         1,285            885
     Changes in operating assets and liabilities:
           Accounts receivable ...................................        (4,636)        (1,023)
           Inventories ...........................................        (4,134)        (3,054)
           Prepaid expenses ......................................        (6,030)          (973)
           Accounts payable ......................................       (12,629)        17,350
           Accrued expenses ......................................       (14,139)        (2,210)
           Customer deposits .....................................           156            423
                                                                       ---------      ---------
Net cash provided by (used in) operating activities ..............        (3,903)        39,064
                                                                       ---------      ---------

Investing activities:
     Capital expenditures ........................................       (99,633)       (74,822)
     Payments for licenses .......................................           (41)      (157,600)
     Payments for business acquisitions and investments ..........        (5,392)       (38,143)
     Other .......................................................        (1,703)        (1,562)
                                                                       ---------      ---------
Net cash used in investing activities ............................      (106,769)      (272,127)
                                                                       ---------      ---------

Financing activities:
    Increase in long-term obligations under credit agreements ....          --          231,000
    Proceeds from exercise of Common Stock options ...............         1,343          1,027
    Other ........................................................           (58)        (1,161)
                                                                       ---------      ---------
Net cash provided by financing activities ........................         1,285        230,866
                                                                       ---------      ---------

Net decrease in cash and cash equivalents ........................      (109,387)        (2,197)

Cash and cash equivalents at beginning of period .................       198,182          2,451
                                                                       ---------      ---------
Cash and cash equivalents at end of period .......................     $  88,795      $     254
                                                                       =========      =========


                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)


1.      THE COMPANY

        Paging Network, Inc. (the Company) is a provider of paging and wireless messaging services. The Company provides paging services in all 50 states, the District of Columbia, the U.S. Virgin Islands, and Puerto Rico, including local paging service in virtually all of the largest 100 markets (in population) in the United States. The consolidated financial statements include the accounts of all of its wholly-owned subsidiaries. All intercompany transactions have been eliminated.


2.      UNAUDITED INTERIM FINANCIAL STATEMENTS

        The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        Certain 1995 amounts have been reclassified to conform with the 1996 presentation.


3.      STATEMENT OF CASH FLOWS INFORMATION

        Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less and investments in money market instruments. Cash payments made for interest during the three months ended March 31, 1996 and 1995 were approximately $40.3 million and $17.3 million, respectively. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 1996 and 1995.


4.      LONG-TERM OBLIGATIONS

         On May 2, 1995, the Company established a $750.0 million credit facility under a credit agreement with a group of 44 lenders (the Credit Agreement). As of March 31, 1996 the Company had $250.0 million of term loan borrowings outstanding under its Credit Agreement and had approximately $315.5 million available for borrowing under the revolving credit facility. The Credit Agreement expires on March 31, 2002. In addition, the Company has $500.0 million available for future offering of public debt securities under shelf registration statements filed with the Securities and Exchange Commission in 1995 and 1993.

5.      INCOME TAX PROVISION

        No provision or benefit for income taxes has been made for the three months ended March 31, 1996 and 1995 as the deferred benefit from operating losses was offset by the increase in the valuation allowance.

6.      COMMON STOCK AND NET LOSS PER SHARE

        Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three months ended March 31, 1996 and 1995 were 102.4 million and 101.4 million, respectively.

        The Company has 275.0 million authorized shares, of which 250.0 million are Common Stock and 25.0 million are preferred stock. As of March 31, 1996 there were no preferred shares issued or outstanding.

        Effective September 15, 1995, the Company effected a two-for-one stock split recorded in the form of a 100.0% stock dividend paid September 29, 1995. Share and per share amounts for all periods presented have been restated to reflect the stock split.

        On February 14, 1996, the Board of Directors of the Company approved an employee stock purchase plan of up to 2.0 million shares of the Company's Common Stock. Adoption of this plan is subject to stockholder approval.


7.      ACQUISITIONS

        During 1995, the Company acquired certain paging assets of Comtech, Inc. - Paging Division; SNET Paging, Inc. and its wholly owned subsidiary, TNI Associates, Inc.; two subsidiaries of PageAmerica Group, Inc.; Page Florida; International Paging Corp.; and Celpage, Inc. - Atlanta Branch, including various frequencies and approximately 343,000 pagers in service. The cost of these purchases aggregated approximately $123.6 million, subject to increase or decrease based on post-closing events of certain acquisitions.

        The following represents the unaudited pro forma results of operations as if the above acquisitions had occurred as of January 1, 1995, after giving effect to certain adjustments, including amortization of intangibles resulting from the allocation of the purchase price and interest expense on acquisition debt.

                                          Three Months Ended
                                            March 31, 1995
                                        ---------------------
                                        (In thousands, except
                                           per share amount)
        Total revenues                       $   150,368
        Net revenues                             128,142
        Operating income                           8,562
        Net loss                                 (10,847)
        Net loss per share                         (0.11)

        The pro forma results given above are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect during the periods presented, and is not intended to be a projection of future results or trends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The statements contained in this filing which are not historical facts, such as future capital expenditures, future borrowings, international investments expectations, and introduction of new products are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.
Among the factors that could cause actual future results to differ materially are competitive pressures, growth rates, new market opportunities, supplier constraints, market conditions, timing and techniques used in marketing by third-party distributors, and acceptance of the Company's services in the marketplace.

RESULTS OF OPERATIONS

Throughout this section the Company makes reference to earnings before interest, income taxes, depreciation and amortization (EBITDA). EBITDA is a key performance measure used in the paging industry and is one of the financial measures by which the Company's covenants are calculated under the agreements governing its debt obligations. EBITDA is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles.

The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three months ended March 31, 1996 and 1995, respectively.


                                                Three Months Ended
                                                      March 31,
                                                -------------------
                                                1996           1995
                                                ----           ----
Net Revenues    . . . . . . . . . . . . .       100.0%         100.0%
Operating expenses:
     Services, rent and maintenance   . .        20.6           19.3
     Selling  . . . . . . . . . . . . . .        11.4           12.6
     General and administrative   . . . .        30.5           32.9
     Depreciation and amortization  . . .        27.8           26.4
                                                -----          -----

Operating income  . . . . . . . . . . . .         9.7            8.8

Net loss  . . . . . . . . . . . . . . . .        (7.4)          (5.6)

EBITDA  . . . . . . . . . . . . . . . . .        37.5           35.2


Net Revenues for the  three-month period ended March 31, 1996 increased 34.2%
over the comparable period ended March 31, 1995.   Revenues from services, rent
and maintenance, which the Company considers its primary business, increased 36.7% to $158.8 million for the three months ended March 31, 1996 compared to $116.1 million for the three months ended March 31, 1995. This increase was primarily due to continued growth in the number of pagers in service with subscribers of the Company. The number of pagers in service with subscribers at March 31, 1996 was 7,300,538 compared to 4,832,850 pagers in service with subscribers at March 31, 1995, an increase of 51.1%. Contributing to the growth in the number of pagers in service with subscribers is the Company's expanding local and national third-party reseller customer base, which includes the impact of the Company's National Accounts Division. The Company's National Accounts Division represents a new distribution strategy which gives the Company an opportunity to reach into broader markets, including consumers, by partnering with large companies that are regional or national in scope and have large client bases. In addition, the Company's National Accounts Division includes customer relationships with national resellers, where it sells pagers to major third parties and provides paging service at reduced rates. The resellers, in turn, lease or resell the pagers to their own subscribers and resell the Company's paging service under marketing agreements. As the Company increases reliance on distribution of pagers and paging services through resellers and marketing affiliates, the Company may experience increased variability in quarterly results relating to the net addition of pagers.

Product sales, less cost of products sold, remained relatively flat for the three-month periods ended March 31, 1996 and 1995 ($4.2 million and $5.3 million, respectively).

Services, rent and maintenance expenses increased 43.3% to $33.7 million (20.6% of Net Revenues) for the three months ended March 31, 1996, compared to $23.5 million (19.3% of Net Revenues) for the three months ended March 31, 1995. The increase in services, rent and maintenance expenses and the increase as a percentage of Net Revenues was a result of growth in the number of pagers in service with subscribers of the Company, expenses associated with an increase in transmitter sites in order to ensure reliable transmission of enhanced messaging services, and expansion of the nationwide transmission networks.

For the three months ended March 31, 1996, selling expenses increased 21.6% to $18.5 million (11.4% of Net Revenues) from $15.2 million (12.6% of Net Revenues) for the three months ended March 31, 1995. This increase resulted from the addition of sales personnel to support continued growth in both Net Revenues and the number of pagers in service with subscribers. The decline in selling expenses as a percentage of Net Revenues was primarily attributable to the expansion of local and national third-party resellers, for which the Company incurred less selling costs on units placed in service through this channel than through the direct channel. In addition, since sales commissions are paid at the time a new unit is placed in service and not in subsequent months when the unit continues to generate revenue, the Company's continued growth in the number of pagers in service results in the decline in selling expenses as a percentage of the Net Revenues.

General and administrative expenses increased 24.6% to $49.8 million (30.5% of Net Revenues) for the first quarter of 1996, compared to $40.0 million (32.9% of Net Revenues) for the corresponding period of 1995. The increase in general and administrative expenses occurred to support the growth in the number of pagers in service with subscribers of the Company. The decline in general and administrative expenses as a percentage of Net Revenues was primarily attributable to the improved revenue performance of operations opened in 1992 through 1994. Start-up operations typically require three to four years to achieve results similar to the Company's more mature businesses.

Depreciation and amortization expenses increased for the first quarter of 1996 as compared to the corresponding period in the prior year by 41.3% from $32.1 million (26.4% of Net Revenues) to $45.3 million (27.8% of Net Revenues). The increase in depreciation and amortization expenses was primarily attributable to the increase in the number of pagers owned by the Company and leased to subscribers; the increase in other paging equipment, primarily in the number of transmitters, to support the increase in the number of units in service with subscribers; and the aforementioned acquisitions.

Operating income increased from $10.7 million for the three months ended March 31, 1995, to $15.7 million for the three months ended March 31, 1996.

As a result of the above factors, EBITDA increased 42.7% to $61.1 million (37.5% of Net Revenues) for the first quarter of 1996 compared to $42.8 million (35.2% of Net Revenues) for the corresponding period in 1995.

Interest expense increased $12.3 million from the three-month period ended March 31, 1995, to the corresponding period in 1996, due to a higher average level of indebtedness outstanding in 1996. The average level of indebtedness outstanding during the three months ended March 31, 1996 was $1.15 billion compared to approximately $672.0 million outstanding during the three months ended March 31, 1995.

Interest income for the three-month period ended March 31, 1996 was $2.0 million. The interest income was a result of investing the remaining net proceeds of the 10.125% Senior Subordinated Notes (10.125% Notes).


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations and expansion into new markets and product lines require substantial capital investment for the development and installation of wireless communications systems and for the procurement of pagers and paging equipment. Capital expenditures were $99.6 million for the three months ended March 31, 1996 and $74.8 million (excluding payments for personal communications services (PCS) licenses and acquisitions) for the same period in 1995. For the first quarter of 1996, capital expenditures were funded from the remaining net proceeds of the 10.125% Senior Subordinated Notes. For the first quarter of 1995, capital expenditures were funded by net cash provided by operating activities ($39.1 million) and borrowings. The decrease in net cash provided by (used in) operating activities from the three months ended March 31, 1995, compared to the three months ended March 31, 1996 was $43.0 million, due primarily to a $30.0 million decrease in accounts payable, arising primarily from payments in the first quarter of 1996 for paging and other equipment purchased in the fourth quarter of 1995, and an $11.9 million decrease in accrued expenses, arising primarily from payments of interest made in the first quarter of 1996.

During April 1996, the Company concluded its participation in an auction conducted by the Federal Communications Commission (FCC) of 900 MHz specialized mobile radio major trading area based licenses. At the auction, the Company was awarded the rights to 126 blocks of frequencies in 49 United States markets for a total purchase price of $45.5 million. The Company paid $9.2 million of this amount on or before April 19, 1996. The balance of $36.3 million is due within five business days after the licenses are granted to the Company, which the Company expects will occur before the end of the second quarter of 1996.

As a result of an FCC auction in 1994, the Company was awarded three nationwide narrowband PCS frequencies for a total purchase price of $197.0 million. The Company intends to employ these PCS frequencies to build a two-way network over which it can deploy new products such as its new voice messaging service, VoiceNow(R). The VoiceNow service will allow a pocket-sized receiving device to store digitized voice messages for replay at the subscriber's convenience. The Company has begun installing transmitters in Dallas, Texas, which will serve as one of the test markets for the product. Once technological and marketing tests are complete, the Company intends to begin commercial deployment throughout the country which is expected to begin in mid-1996. Also in 1996, the Company intends to begin testing other services that a two-way network makes possible. The Company currently estimates that the capital expenditures to build the two-way network, exclusive of the costs of acquiring other frequencies and of VoiceNow subscriber devices, may total approximately $200.0 million over 1996 and 1997.

As of March 31, 1996, the Company had approximately $315.5 million available for additional borrowings under its revolving credit facility. In addition, the Company has $500.0 million available for future offering of public debt securities under shelf registration statements filed with the Securities and Exchange Commission in 1995 and 1993.

Through its subsidiary, Paging Network of Canada Inc., the Company began offering paging services in Canada in April 1996. The Company is considering other opportunities for international expansion. Paging market penetration in many international markets is relatively low, and many such markets have only a small number of existing paging providers. The Company believes that in these markets its strategy of low-priced, high quality service is likely to be successful. The Company may structure its operations in other countries in a variety of ways, both to comply with local laws and to limit the financial risk of new ventures in other countries. The Company's goal is to create a portfolio of international operations. The Company expects to invest approximately $100.0 million in this endeavor during the next two years. Additional investments will depend on such factors as growth rates, new market opportunities and execution of financing plans that maximize value for the Company's stockholders.

It is anticipated that in 1996, net cash provided by operating activities will be insufficient to completely fund capital expenditures (including the costs to build the two-way network, but excluding frequency purchases) and international opportunities, which are expected to exceed $500 million. A portion of these expenditures will be funded with existing cash and cash equivalents and additional borrowings. These funds will be used to finance the development of a new nationwide digital transmission network for the Company's new VoiceNow service and the Company's ongoing paging operations, including greater market share of existing markets and expansion of the Company's operations into new markets, including international opportunities. The Company currently estimates 1996 incremental borrowings may aggregate in excess of $200.0 million.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits

                The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

        (b)     Reports on Form 8-K

                None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Paging Network, Inc.




Date:  May 7, 1996                   /s/ Glenn W. Marschel
                                     --------------------------------------
                                     Glenn W. Marschel
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date:  May 7, 1996                   /s/ Kenneth W. Sanders
                                     --------------------------------------
                                     Kenneth W. Sanders
                                     Senior Vice President - Finance, Treasurer,
                                     Chief Financial Officer and Assistant
                                     Secretary (Principal Financial Officer
                                     and Principal Accounting Officer)

                                 EXHIBIT  INDEX

   EXHIBIT NO.                                                  DESCRIPTION
   -----------                                                  -----------
     4.1                            Articles Sixth, Seventh, Eighth, Twelfth, and Thirteenth of  the  Restated
                                    Certificate of Incorporation of the Registrant, as amended (1)

     4.2                            Articles II, III, and VII and Section 1 of Article VIII of  the Registrant's By-
                                    laws, as amended (1)

     4.3                            Form of Indenture (2)

     4.4                            Article V, Sections I, VI, and VII of the Registrant's By-laws, as amended (4)

    10.1                            1982 Incentive Stock Option Plan, as amended and restated (1)

    10.2                            Form of Stock Option Agreement executed by recipients of options granted under the
                                    1982 Incentive Stock Option Plan (1)

    10.3                            Form of Management Agreement executed by recipients of options granted under the
                                    1982 Incentive Stock Option Plan (1)

    10.4                            Form of Vesting Agreement executed by recipients of options granted under the 1982
                                    Incentive Stock Option Plan (1)

    10.5                            1991 Stock Option Plan (1)

    10.6                            Form of Stock Option Agreement executed by recipients of options granted under the
                                    1991 Stock Option Plan (1)

    10.7                            Form of Indemnification Agreement executed by recipients of options granted under the 1991 Stock Option Plan (1)

    10.8                            Form of First Amendment to Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

    10.9                            Form of First Amendment to Management Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

   10.10                            1992 Stock Option Plan for Directors (3)

   10.11                            Credit Agreement dated as of April 15, 1993 among the Registrant, NationsBank of
                                    Texas, N.A., The First National Bank of Boston, Toronto-Dominion (Texas), Inc., and
                                    certain other lenders (4)

   10.12                            Amendment No. 1 dated as of July 15, 1993 to the Credit Agreement dated as of April
                                    15, 1993 among the Registrant, NationsBank of Texas, N.A., The First National Bank
                                    of Boston, Toronto-Dominion (Texas), Inc., and certain other lenders (5)

  EXHIBIT NO.                                                        DESCRIPTION
  -----------                                                        -----------
   10.13                            Amendment No. 2 dated as of June 30, 1994 to the Credit Agreement dated as of April
                                    15, 1993 among the Registrant, NationsBank of Texas, N.A., The First National Bank
                                    of Boston, Toronto-Dominion (Texas), Inc., and certain other lenders (5)

   10.14                            Amended and Restated Credit Agreement dated as of May 2, 1995 among the Registrant,
                                    NationsBank of Texas, N.A., Toronto-Dominion (Texas), Inc., The First National Bank
                                    of Boston, and certain other lenders (6)

   10.15                            Amendment No. 1 dated as of December 12, 1995 to the Amended and Restated Credit
                                    Agreement dated as of May 2, 1995 among the Registrant, NationsBank of Texas, N.A.,
                                    Toronto-Dominion (Texas), Inc., The First National Bank of Boston, and certain other lenders (7)

   10.16                            Employment Agreement dated as of December 1, 1995 among the Registrant and Glenn W.
                                    Marschel (7)

   12                               Ratio of Earnings to Fixed Charges for the three months ended March 31, 1996 and
                                    1995 (8)

   27                               Financial Data Schedule (8)

________________________________________________________________________________

(1) Previously filed as an exhibit to Registration Statement No. 33-42253 on Form S-1 and incorporated herein by reference.

(2) Previously filed as an exhibit to Registration Statement No. 33-46803 on Form S-1 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(4) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993.

(5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

(7) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8)     Filed herewith.