Form 10-Q
period 1996-06-30
PAGING NETWORK INC
filed 1996-08-14
CIK 878324

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                             -------------------

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

     For the Transition Period from                to                  .
                                    ---------------   -----------------

                          Commission File No. 0-19494

                             PAGING NETWORK,  INC.

             (Exact name of the registrant as specified in charter)


           DELAWARE                                         04-2740516
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

     Yes  X     No
         ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Title                         Shares Outstanding as of July 31, 1996
 ----------------------------            --------------------------------------
 Common Stock, $.01 par value                          102,534,887


The Company's Common Stock is publicly traded under the symbol "PAGE" through the National Association of Securities Dealers Automated Quotation National Market System.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                         Index to Financial Statements




                                                                           Page
                                                                           ----
 Paging Network, Inc. Consolidated Balance Sheets as of
    June 30, 1996 and December 31, 1995 (Unaudited)........................  3

 Paging Network, Inc. Consolidated Statements of Operations
    for the Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)..  4

 Paging Network, Inc. Consolidated Statements of Cash Flows
    for the Six Months Ended June 30, 1996 and 1995 (Unaudited)............  5

 Paging Network, Inc. Notes to Consolidated Financial Statements...........  6

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (Unaudited)


                                     ASSETS
                                                          June 30, 1996   December 31, 1995
                                                          --------------  -----------------
Current assets:
  Cash and cash equivalents...........................     $   34,333         $  198,182
  Accounts receivable, less allowance
    for doubtful accounts.............................         43,716             41,335
  Inventories.........................................         32,264             14,084
  Prepaid expenses....................................          7,452              5,495
                                                           ----------         ----------
    Total current assets..............................        117,765            259,096


Property, equipment and leasehold improvements,
  at cost.............................................        993,283            841,022
  Less accumulated depreciation.......................       (272,129)          (225,413)
                                                           ----------         ----------
    Net property, equipment and
      leasehold improvements..........................        721,154            615,609

Other non-current assets:
  PCS licenses........................................        197,272            197,272
  Other licenses, net.................................         54,351             48,625
  Other intangible assets, net........................         61,852             67,438
  Other non-current assets, net.......................         65,628             40,298
                                                           ----------         ----------
    Total other non-current assets....................        379,103            353,633
                                                           ----------         ----------
                                                           $1,218,022         $1,228,338
                                                           ==========         ==========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable....................................     $   42,901         $   69,776
  Accrued expenses....................................         67,847             69,091
  Customer deposits...................................         20,991             20,255
                                                           ----------         ----------
    Total current liabilities.........................        131,739            159,122

Long-term obligations.................................      1,195,516          1,150,000

Commitments and contingencies.........................              -                  -

Stockholders' deficit:
  Common Stock:  $.01 par, 250,000,000 shares
    authorized, 102,534,887 and 102,245,807 shares
    issued and outstanding in 1996 and 1995,
    respectively......................................          1,025              1,022
  Paid-in capital.....................................        123,887            121,701
  Accumulated deficit.................................       (234,145)          (203,507)
                                                           ----------         ----------
    Total stockholders' deficit.......................       (109,233)           (80,784)
                                                           ----------         ----------
                                                           $1,218,022         $1,228,338
                                                           ==========         ==========

                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                  (Unaudited)




                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                                -----------------------       -------------------------
                                                  1996           1995           1996             1995
                                                --------       --------       --------         --------
Services, rent and maintenance revenues.......  $167,036       $124,178       $325,811         $240,310
Product sales.................................    32,143         28,783         59,741           54,756
                                                --------       --------       --------         --------
  Total revenues..............................   199,179        152,961        385,552          295,066
Cost of products sold.........................   (27,124)       (23,700)       (50,476)         (44,346)
                                                --------       --------       --------         --------
                                                 172,055        129,261        335,076          250,720
Operating expenses:
  Services, rent and maintenance..............    35,910         25,246         69,561           48,727
  Selling.....................................    20,570         16,718         39,081           31,938
  General and administrative..................    53,071         41,265        102,867           81,240
  Depreciation and amortization...............    51,517         35,333         96,855           67,420
                                                --------       --------       --------         --------
    Total operating expenses..................   161,068        118,562        308,364          229,325
                                                --------       --------       --------         --------

Operating income..............................    10,987         10,699         26,712           21,395

Other income (expense):
  Interest expense............................   (30,038)       (26,868)       (59,888)         (44,385)
  Interest income.............................       519              -          2,538                -
                                                --------       --------       --------         --------
    Total other income (expense)..............   (29,519)       (26,868)       (57,350)         (44,385)
                                                --------       --------       --------         --------
Net loss......................................  $(18,532)      $(16,169)      $(30,638)        $(22,990)
                                                ========       ========       ========         ========
Net loss per share............................  $  (0.18)      $  (0.16)      $  (0.30)        $  (0.23)
                                                ========       ========       ========         ========

                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    1996           1995
                                                                 ----------     ----------
Operating activities:
  Net loss....................................................... $  (30,638) $  (22,990)
    Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization..............................     96,855      67,420
      Provision for doubtful accounts............................      5,817       5,176
      Debt issuance costs........................................     (3,432)    (13,531)
      Write off of debt issuance costs...........................          -       6,641
      Amortization of debt issuance costs........................      2,573       1,978
    Changes in operating assets and liabilities:
      Accounts receivable........................................     (8,198)     (5,774)
      Inventories................................................    (18,180)     (2,433)
      Prepaid expenses...........................................     (1,957)       (216)
      Accounts payable...........................................    (26,875)     (6,414)
      Accrued expenses...........................................     (1,244)      3,865
      Customer deposits..........................................        736       1,186
                                                                  ----------  ----------
Net cash provided by operating activities........................     15,457      34,908
                                                                  ----------  ----------

Investing activities:
  Capital expenditures...........................................   (191,340)   (120,400)
  Payments for licenses..........................................     (7,683)   (157,600)
  Payments for business acquisitions and investments.............     (5,276)    (62,772)
  Restricted cash invested in money market instruments...........    (19,200)          -
  Other..........................................................     (3,464)     (3,610)
                                                                  ----------  ----------
Net cash used in investing activities............................   (226,963)   (344,382)
                                                                  ----------  ----------

Financing activities:
  Borrowings under credit agreements.............................     45,516     556,850
  Repayments of long-term obligations............................          -    (250,000)
  Proceeds from exercise of Common Stock options.................      2,149       1,749
  Other..........................................................         (8)       (776)
                                                                  ----------  ----------
Net cash provided by financing activities........................     47,657     307,823
                                                                  ----------  ----------
Net decrease in cash and cash equivalents........................   (163,849)     (1,651)
Cash and cash equivalents at beginning of period.................    198,182       2,451
                                                                  ----------  ----------
Cash and cash equivalents at end of period....................... $   34,333  $      800
                                                                  ==========  ==========

                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)


1. THE COMPANY

   Paging Network, Inc. (the Company) is a provider of paging and wireless messaging services. The Company provides paging services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, and Canada, including local paging service in virtually all of the largest 100 markets (in population) in the United States. The consolidated financial statements include the accounts of all of its wholly and majority owned subsidiaries. All intercompany transactions have been eliminated.


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


3. STATEMENT OF CASH FLOWS INFORMATION

   Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less and investments in money market instruments. Cash payments made for interest during the six months ended June 30, 1996 and 1995 were approximately $59.4 million and $32.0 million, respectively. There were no significant federal or state income taxes paid or refunded for the six months ended June 30, 1996 and 1995.


4. LONG-TERM OBLIGATIONS

   On June 5, 1996, the Company amended its credit agreement with its group of lenders (the Credit Agreement). The Credit Agreement provides for a
   $1.0 billion revolving loan. Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount available for borrowing is equal to a specified multiple of annualized earnings before interest, income taxes, depreciation and amortization based on the most recent three calendar months. As of June 30, 1996, the Company had $274.3 million of borrowings outstanding under its Credit Agreement and had approximately $504.5 million available for additional borrowings. The Credit Agreement expires on December 31, 2004. The maximum borrowings which may be outstanding under the revolving loan begin reducing on June 30, 2001. In addition, the Company has $500.0 million available for potential future offerings of public debt securities under shelf registration statements filed with the Securities and Exchange Commission in 1995 and 1993.

     On June 5, 1996, the Company's wholly-owned Canadian subsidiary, Paging Network of Canada Inc. (PageNet Canada), along with its majority-owned Canadian subsidiary, Madison Telecommunications Holdings, Inc. (MadTel Holdings), established new credit facilities in Canada. The credit facilities are denominated in Canadian dollars. The amounts reported herein are the U.S. dollar equivalents as of June 30, 1996. The credit agreements provide for borrowings in the amounts of $40.3 million and $25.7 million, respectively. The Company is a guarantor of both credit agreements to the extent of the cash collateral deposited with the lender. Madison Venture Corp., the minority interest shareholder in MadTel Holdings, is an additional guarantor of the MadTel Holdings credit
     agreement.   Other non-current assets include $19.2 million of cash
     deposited with the lender to collateralize such borrowings. Under the credit agreements, PageNet Canada and MadTel Holdings are able to borrow $20.2 million and $16.5 million, respectively, provided these borrowings are collateralized. The remaining amounts are available for borrowing provided they are either collateralized or certain financial covenants are met by the borrowers. As of June 30, 1996, PageNet Canada had $11.0 million and MadTel Holdings had $10.2 million of borrowings outstanding under the credit facilities. The maximum borrowings which may be outstanding under the credit facilities begin reducing on June 30, 1999. Both credit agreements expire on June 30, 2003.

5.   INCOME TAX PROVISION

     No provision or benefit for income taxes has been made for the six months ended June 30, 1996 and 1995 as the deferred benefit from operating losses was offset by the increase in the valuation allowance.


6.   COMMON STOCK AND NET LOSS PER SHARE

     Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the six months ended June 30, 1996 and 1995 were 102.4 and 101.7 million, respectively.

     The Company has 275.0 million authorized shares, of which 250.0 million are Common Stock and 25.0 million are preferred stock. As of June 30, 1996 there were no preferred shares issued or outstanding.

     Effective September 15, 1995, the Company effected a two-for-one stock split recorded in the form of a 100.0% stock dividend paid September 29, 1995. Share and per share amounts for 1995 periods presented have been restated to reflect the stock split.

     On May 23, 1996, the Company's stockholders approved an employee stock purchase plan of up to 2.0 million shares of the Company's Common Stock, which the Company intends to implement on January 1, 1997.

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


                                Six Months Ended
                                 June 30, 1995
                             ---------------------
                             (In thousands, except
                             per share information)
Total revenues                  $  311,591
Net revenues                       264,085
Operating income                    17,127
Net loss                           (31,041)
Net loss per share                   (0.31)

      The pro forma results given above are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect during the periods presented, and are not intended to be a projection of future results or trends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

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

The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three and six months ended June 30, 1996 and 1995, respectively.



                                             Three Months Ended    Six Months Ended
                                                    June 30,           June 30,
                                             --------------------  ------------------
                                             1996         1995     1996      1995
                                             ----         ----     ----      ----
Net Revenues ..............................  100.0%       100.0%   100.0%    100.0%
Operating expenses:
   Services, rent and maintenance .........   20.9         19.6     20.7      19.4
   Selling ................................   12.0         12.9     11.7      12.8
   General and administrative .............   30.8         31.9     30.7      32.4
   Depreciation and amortization ..........   29.9         27.3     28.9      26.9
                                             -----        -----    -----     -----
Operating income ..........................    6.4          8.3      8.0       8.5

Net loss ..................................  (10.8)       (12.5)    (9.1)    ( 9.2)

EBITDA ....................................   36.3         35.6     36.9      35.4

EBITDA for domestic operations ............   37.5         35.6     37.6      35.4


Net Revenues for the three- and six-month periods ended June 30, 1996 increased 33.1% and 33.6%, respectively, over the comparable periods ended June
30, 1995.   Revenues from services, rent and maintenance, which the Company considers its primary business, increased 34.5% to $167.0 million for the three months ended June 30, 1996 compared to $124.2 million for the three months ended June 30, 1995. Services, rent and maintenance revenues for the six months ended June 30, 1996 increased 35.6% to $325.8 million, compared to $240.3 million for the six months ended June 30, 1995. These increases were primarily due to continued growth in the number of pagers in service with subscribers of the Company. The number of pagers in service with subscribers at June 30, 1996 was 7,881,764 compared to 5,415,269 pagers in service with subscribers at June 30, 1995, an increase of 45.5%. Contributing to the growth in the number of pagers in service with subscribers is the Company's expanding local and national third-party reseller customer base, which includes the impact of the Company's National Accounts Division. The Company's National Accounts Division represents a new distribution strategy which gives the Company an opportunity to reach into broader markets, including consumers, by partnering with large companies that are regional or national in scope and have large client bases. In addition, the Company's National Accounts Division includes customer relationships with national resellers, where it sells pagers to major third parties and provides paging service at reduced rates. The resellers, in turn, lease or resell the pagers to their own subscribers and resell the Company's paging service under marketing agreements. As the Company increases reliance on distribution of pagers and paging services through resellers and marketing affiliates, the Company may experience increased variability in quarterly results relating to the net addition of pagers.

Product sales, less cost of products sold, remained relatively flat for the three month periods ended June 30, 1996 and 1995 ($5.0 million and $5.1 million, respectively) and for the six month periods ended June 30, 1996 and 1995 ($9.3 million and $10.4 million, respectively).

Services, rent and maintenance expenses increased 42.2% to $35.9 million (20.9% of Net Revenues) for the three months ended June 30, 1996, compared to $25.2 million (19.6% of Net Revenues) for the three months ended June 30, 1995. Services, rent and maintenance expenses increased 42.8% to $69.6 million (20.7% of Net Revenues) for the six months ended June 30, 1996, compared to $48.7 million (19.4% of Net Revenues) for the six months ended June 30, 1995. These increases in services, rent and maintenance expenses and the increases as a percentage of Net Revenues were a result of growth in the number of pagers in service with subscribers of the Company, expenses associated with an increase in transmitter sites in order to ensure reliable transmission of enhanced messaging services, and expansion of the nationwide transmission networks.

For the three months ended June 30, 1996, selling expenses increased 23.0% to $20.6 million (12.0% of Net Revenues) from $16.7 million (12.9% of Net Revenues) for the three months ended June 30, 1995. Selling expenses increased 22.4% to $39.1 million (11.7% of Net Revenues) for the six months ended June 30, 1996, compared to $31.9 million (12.8% of Net Revenues) for the six months ended June 30, 1995. These increases resulted from the addition of sales personnel to support continued growth in both Net Revenues and the number of pagers in service with subscribers. The decline in selling expenses as a percentage of Net Revenues for the three and six months ended June 30, 1996 was primarily attributable to the expansion of local and national third-party resellers, for which the Company incurred less selling costs on units placed in service through this channel than through the direct channel. In addition, since sales commissions are paid at the time a new unit is placed in service and not in subsequent months when the unit continues to generate revenue, the Company's continued growth in the number of pagers in service results in the decline in selling expenses as a percentage of the Net Revenues.

General and administrative expenses increased 28.6% to $53.1 million (30.8% of Net Revenues) for the second quarter of 1996, compared to $41.3 million (31.9% of Net Revenues) for the corresponding period of 1995. General and administrative expenses increased 26.6% to $102.9 million (30.7% of Net Revenues) for the six months ended June 30, 1996, compared to $81.2 million (32.4% of Net Revenues) for the six months ended June 30, 1995. The increases in general and administrative expenses occurred to support the growth in the number of pagers in service with subscribers of the Company. The decline in general and administrative expenses as a percentage of Net Revenues was primarily attributable to the improved revenue performance of operations opened in 1992 through 1994. Historically, domestic start-up operations have typically required three to four years to achieve results similar to the Company's more mature operations.

Depreciation and amortization expenses increased for the second quarter of 1996 as compared to the corresponding period in the prior year by 45.8% from $35.3 million (27.3% of Net Revenues) to $51.5 million (29.9% of Net Revenues). Depreciation and amortization expenses increased 43.7% to $96.9 million (28.9% of Net Revenues) for the first six months of 1996 compared to $67.4 million (26.9% of Net Revenues) for the first six months of 1995.

The increases in depreciation and amortization expenses were primarily attributable to the increase in the number of pagers owned by the Company and leased to subscribers; the increase in other paging equipment, primarily in the number of transmitters, to support the increase in the number of units in service with subscribers; and the acquisitions discussed in Note 7 to the consolidated financial statements.

Operating income increased from $10.7 million for the three months ended June 30, 1995, to $11.0 million for the three months ended June 30, 1996. Operating income increased from $21.4 million for the six months ended June 30, 1995, to $26.7 million for the six months ended June 30, 1996.

As a result of the above factors, EBITDA increased 35.8% to $62.5 million (36.3 % of Net Revenues) for the second quarter of 1996 compared to $46.0 million (35.6% of Net Revenues) for the corresponding period in 1995. For the six months ended June 30, 1996, EBITDA increased 39.1% to $123.6 million (36.9% of Net Revenues) compared to $88.8 million (35.4% of Net Revenues) for the corresponding period in 1995. EBITDA and the percent of Net Revenues were negatively impacted by the start-up operations in the Company's international operations. Domestically, EBITDA increased 40.3% to $64.6 million (37.5% of Net Revenues) for the second quarter of 1996. For the six months ended June 30, 1996, domestic EBITDA increased 41.8% to $125.9 million (37.6% of Net Revenues).

Interest expense increased $3.2 million and $15.5 million, respectively, from the three and six month periods ended June 30, 1995, to the corresponding periods in 1996, due to a higher average level of indebtedness outstanding in 1996. The average level of indebtedness outstanding during the three and six months ended June 30, 1996 was approximately $1.2 billion compared to approximately $770.6 million and approximately $721.5 million, respectively, outstanding during the three and six months ended June 30, 1995.

Interest income for the three and six month periods ended June 30, 1996 was $0.5 million and $2.5 million, respectively. The interest income was a result of investing the net proceeds of the 10.125% Senior Subordinated Notes (10.125% Notes) issued in July 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations and expansion into new markets and product lines require substantial capital investment for the development and installation of wireless communications systems and for the procurement of pagers and paging equipment. Capital expenditures were $191.3 million for the six months ended June 30, 1996 and $120.4 million for the same period in 1995 (excluding payments for licenses and acquisitions). For the first six months of 1996, capital expenditures were funded from the remaining net proceeds of the 10.125% Notes, net cash provided by operating activities ($15.5 million), and borrowings. For the first six months of 1995, capital expenditures were funded by net cash provided by operating activities ($34.9 million) and borrowings.

Inventories increased from $14.1 million at December 31, 1995 to $32.3 million at June 30, 1996, largely due to purchases to support the Company's expanding third-party reseller and marketing affiliate distribution channels. The Company's National Accounts Division has opened a state-of-the-art distribution facility in the Dallas area. The fully automated center will allow the Company to enhance the distribution for its national accounts, resellers, and marketing affiliates.

During April 1996, the Company concluded its participation in an auction conducted by the Federal Communications Commission (FCC) of 900 MHz specialized mobile radio major trading area based licenses. At the auction, the Company was awarded the rights to 126 blocks of frequencies in 49 United States markets for a total purchase price of $45.6 million, all of which had been paid on or before July 8, 1996. Incumbent users currently hold certain frequencies for which the Company is negotiating to secure exclusive use. The Company currently estimates that payments to obtain certain of these frequencies may aggregate in excess of $100.0 million. Although not currently estimable, these expenditures may increase further if additional frequencies, which are deemed to yield strategic benefits in major markets, can be obtained at prices consistent with historical frequency acquisitions made by the Company.

As a result of an FCC auction in 1994, the Company was awarded three nationwide narrowband personal communications services (PCS) frequencies for a total purchase price of $197.0 million. The Company intends to employ these PCS frequencies to build a two-way network over which it can deploy new products such as its new voice messaging service, VoiceNow(R). The VoiceNow service will allow a pocket-sized receiving device to store digitized voice messages for replay at the subscriber's convenience. The Company has begun testing of VoiceNow. Once technological and marketing tests are complete, the Company intends to begin commercial deployment throughout the country. Based on the current schedule from the Company's vendors, the Company anticipates its product launch could begin as early as the fourth quarter of 1996. Also in 1996, the Company intends to begin technological testing of other services that a two-way network makes possible. The Company currently estimates that the capital expenditures to build the two-way network, exclusive of the costs of acquiring other frequencies and of VoiceNow subscriber devices, may total approximately $200.0 million over 1996 and 1997.

Through its subsidiary, Paging Network of Canada Inc., the Company began offering paging services in Canada in April 1996. The Company is considering other opportunities for international expansion. Paging market penetration in many international markets is relatively low, and many such markets have only a small number of existing paging providers. The Company believes that in these markets its strategy of low cost, high quality service is likely to be successful. The Company may structure its operations in other countries in a variety of ways, both to comply with local laws and to limit the financial risk of new ventures in other countries. The Company's goal is to create a portfolio of international operations. The Company expects to invest approximately $100.0 million in this endeavor during the next two years. Additional investments will depend on such factors as growth rates, new market opportunities and execution of financing plans that maximize value for the Company's stockholders.

It is anticipated that in 1996, net cash provided by operating activities will be insufficient to completely fund capital expenditures (including the costs to build the two-way network, but excluding frequency purchases) and international opportunities, which are expected to exceed $500.0 million. A portion of these expenditures will be funded with existing cash and cash equivalents and additional borrowings. These funds will be used to finance the development of a new nationwide digital transmission network for the Company's new VoiceNow service and the Company's ongoing paging operations, including greater market share of existing markets and expansion of the Company's operations into new markets, including international opportunities. The Company currently estimates 1996 incremental borrowings may aggregate in excess of $250.0 million. As of June 30, 1996, the Company had approximately $504.5 million available for additional borrowings under its Credit Agreement. In addition, the Company has $500.0 million available for potential future offerings of public debt securities under shelf registration statements filed with the Securities and Exchange Commission in 1995 and 1993.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 23, 1996, the Company held its Annual Meeting of Stockholders. At this meeting, Mr. Glenn W. Marschel was elected as a Class II Director for a three year term to expire in 1999 (90,509,436 voting for and 2,188,230 withholding authority). Also, Mr. Carl D. Thoma was elected as a Class II Director for a three year term to expire in 1999 (90,555,791 voting for and 2,141,875 withholding authority). The stockholders also approved the adoption of the Paging Network, Inc. Employee Stock Purchase Plan (90,471,827 voting for, 1,757,557 voting against and 468,282 abstaining or not voting). As of the record date there were 102,450,127 shares of common stock issued and outstanding and entitled for vote.

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




                                 Paging Network, Inc.




Date:  August 7, 1996            /s/ Glenn W. Marschel
                                 -----------------------------------------------
                                 Glenn W. Marschel
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)







Date: August 7, 1996             /s/ Kenneth W. Sanders
                                 -----------------------------------------------
                                 Kenneth W. Sanders
                                 Senior Vice President- Finance, Treasurer,
                                 Chief Financial Officer and Assistant Secretary
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

     4.1 Articles Sixth, Seventh, Eighth, Twelfth, and Thirteenth of the Restated Certificate of Incorporation of the Registrant, as amended (1)

     4.2 Articles II, III, and VII and Section 1 of Article VIII of the Registrant's By-laws, as amended (1)

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

    10.7 Form of Indemnification Agreement executed by recipients of options granted under the 1991 Stock Option Plan (1)

    10.8 Form of First Amendment to Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

    10.9 Form of First Amendment to Management Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

   10.10       1992 Stock Option Plan for Directors (3)


   10.11 Amended and Restated Credit Agreement dated as of May 2, 1995 among the Registrant, NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc., The First National Bank of Boston, and certain other lenders (4)

   10.12 Amendment No. 1 dated as of December 12, 1995 to the Amended and Restated Credit Agreement dated as of May 2, 1995 among the Registrant, NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc., The First National Bank of Boston, and certain other lenders (5)

EXHIBIT NO.      DESCRIPTION

   10.13 Employment Agreement dated as of December 1, 1995 among the Registrant and Glenn W. Marschel (5)

   10.14 Second Amended and Restated Credit Agreement dated as of June 5, 1996, among the Registrant, NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc., The First National Bank of Boston, Chase Securities Inc, and certain other lenders (6)

   10.15 Loan Agreement dated as of June 5, 1996 among Paging Network of Canada Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (6)

   10.16 Loan Agreement dated as of June 5, 1996 among Madison Telecommunications Holdings, Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (6)

   12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1996 and 1995 (6)

   27            Financial Data Schedule (6)


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

(5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6)  Filed herewith.