Form 10-Q
period 1996-09-30
PAGING NETWORK INC
filed 1996-11-13
CIK 878324

                                 UNITED STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D.C.  20549

                              -------------------

                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period from _____________ to ____________.

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

                     4965 PRESTON PARK BOULEVARD, SUITE 600
                               PLANO, TEXAS 75093
          (Address of principal executive offices, including zip code)

                                 (972) 985-4100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X                                         No
               ---                                           ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

         Title                        Shares Outstanding as of October 31, 1996
----------------------------          -----------------------------------------
Common Stock, $.01 par value                          102,594,567


The Company's Common Stock is publicly traded under the symbol "PAGE" through the National Association of Securities Dealers Automated Quotation National Market System.

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.



                         Index to Financial Statements


                                                                                      Page
                                                                                      ----
Paging Network, Inc. Consolidated Balance Sheets as of
    September 30, 1996 and December 31, 1995 (Unaudited) ............................  3

Paging Network, Inc. Consolidated Statements of Operations
    for the Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited) .....  4

Paging Network, Inc. Consolidated Statements of Cash Flows
    for the Nine Months Ended September 30, 1996 and 1995 (Unaudited) ...............  5

Paging Network, Inc. Notes to Consolidated Financial Statements .....................  6

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (Unaudited)

                                     ASSETS

                                                               September 30,   December 31,
                                                                   1996            1995
                                                               ------------    ------------
Current assets:
    Cash and cash equivalents ..............................   $     19,903    $    198,182
    Accounts receivable, less allowance
        for doubtful accounts ..............................         50,166          41,335
    Inventories ............................................         57,900          14,084
    Prepaid expenses .......................................          7,863           5,495
                                                               ------------    ------------
        Total current assets ...............................        135,832         259,096

Property, equipment and leasehold improvements, at cost ....      1,069,229         841,022
    Less accumulated depreciation ..........................       (299,010)       (225,413)
                                                               ------------    ------------
        Net property, equipment and leasehold improvements .        770,219         615,609

Other non-current assets:
    PCS licenses ...........................................        197,272         197,272
    Other licenses, net ....................................        105,972          48,625
    Other intangible assets, net ...........................         57,964          67,438
    Other non-current assets, net ..........................         71,373          40,298
                                                               ------------    ------------
        Total other non-current assets .....................        432,581         353,633
                                                               ------------    ------------
                                                               $  1,338,632    $  1,228,338
                                                               ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable .......................................   $     58,930    $     69,776
    Accrued expenses .......................................         60,022          69,091
    Customer deposits ......................................         21,762          20,255
                                                               ------------    ------------
        Total current liabilities ..........................        140,714         159,122

Long-term obligations ......................................      1,328,947       1,150,000

Commitments and contingencies ..............................           --              --

Stockholders' deficit:
    Common Stock:  $.01 par, 250,000,000 shares
        authorized, 102,553,607 and 102,245,807 shares
        issued and outstanding in 1996 and 1995,
        respectively .......................................          1,026           1,022
    Paid-in capital ........................................        124,084         121,701
    Accumulated deficit ....................................       (256,139)       (203,507)
                                                               ------------    ------------
        Total stockholders' deficit ........................       (131,029)        (80,784)
                                                               ------------    ------------
                                                               $  1,338,632    $  1,228,338
                                                               ============    ============


                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                  (Unaudited)




                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                ----------------------       ----------------------
                                                  1996         1995            1996         1995
                                                ---------    ---------       ---------    ---------
Services, rent and maintenance revenues .....   $ 175,725    $ 139,771       $ 501,536    $ 380,081
Product sales ...............................      35,967       29,336          95,708       84,092
                                                ---------    ---------       ---------    ---------
     Total revenues .........................     211,692      169,107         597,244      464,173
Cost of products sold .......................     (30,855)     (23,607)        (81,331)     (67,953)
                                                ---------    ---------       ---------    ---------
                                                  180,837      145,500         515,913      396,220



Operating expenses:
     Services, rent and maintenance .........      38,003       29,016         107,564       77,743
     Selling ................................      21,111       17,263          60,192       49,201
     General and administrative .............      56,678       45,097         159,545      126,337
     Depreciation and amortization ..........      56,185       39,267         153,040      106,687
                                                ---------    ---------       ---------    ---------
         Total operating expenses ...........     171,977      130,643         480,341      359,968
                                                ---------    ---------       ---------    ---------



Operating income ............................       8,860       14,857          35,572       36,252

Other income (expense):
     Interest expense .......................     (31,266)     (28,097)        (91,154)     (72,482)
     Interest income ........................         412        3,194           2,950        3,194
                                                ---------    ---------       ---------    ---------
         Total other income (expense) .......     (30,854)     (24,903)        (88,204)     (69,288)
                                                ---------    ---------       ---------    ---------

Net loss ....................................   $ (21,994)   $ (10,046)      $ (52,632)   $ (33,036)
                                                =========    =========       =========    =========

Net loss per share ..........................   $   (0.21)   $   (0.10)      $   (0.51)   $   (0.32)
                                                =========    =========       =========    =========



                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                             Nine Months Ended
                                                                                September 30,
                                                                         ------------------------
                                                                            1996          1995
                                                                         ----------    ----------
Operating activities:
     Net loss ........................................................   $  (52,632)   $  (33,036)
         Adjustments to reconcile net loss to net cash provided by
         operating activities:
               Depreciation and amortization .........................      153,040       106,687
               Provision for doubtful accounts .......................        9,496         8,010
               Write off of debt issuance costs ......................         --           6,641
               Amortization of debt issuance costs ...................        3,800         3,034
         Changes in operating assets and liabilities:
               Accounts receivable ...................................      (18,327)      (17,306)
               Inventories ...........................................      (43,816)         (180)
               Prepaid expenses ......................................       (2,368)          (91)
               Accounts payable ......................................      (10,846)           22
               Accrued expenses ......................................       (9,069)       16,203
               Customer deposits .....................................        1,507         1,695
                                                                         ----------    ----------
Net cash provided by operating activities ............................       30,785        91,679
                                                                         ----------    ----------

Investing activities:
     Capital expenditures ............................................     (290,923)     (196,045)
     Payments for licenses ...........................................      (60,708)     (157,600)
     Business acquisitions and joint venture investments .............       (9,236)     (103,292)
     Restricted cash invested in money market instruments ............      (22,591)         --
     Other ...........................................................       (3,396)       (5,348)
                                                                         ----------    ----------
Net cash used in investing activities ................................     (386,854)     (462,285)
                                                                         ----------    ----------

Financing activities:
     Borrowings under credit agreements ..............................      178,947       564,850
     Repayments of long-term obligations .............................         --        (318,850)
     Proceeds from Senior Notes offerings ............................         --         400,000
     Debt issuance costs .............................................       (3,545)      (23,663)
     Proceeds from exercise of Common Stock options ..................        2,347         3,127
     Other ...........................................................           41        (1,112)
                                                                         ----------    ----------
Net cash provided by financing activities ............................      177,790       624,352
                                                                         ----------    ----------



Net increase (decrease) in cash and cash equivalents .................     (178,279)      253,746
Cash and cash equivalents at beginning of period .....................      198,182         2,451
                                                                         ----------    ----------
Cash and cash equivalents at end of period ...........................   $   19,903    $  256,197
                                                                         ==========    ==========




                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)


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


2.  UNAUDITED INTERIM FINANCIAL STATEMENTS

    The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 1995, has been derived from the audited financial statements as of that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    Certain 1995 amounts have been reclassified to conform with the 1996 presentation.


3.  STATEMENT OF CASH FLOWS INFORMATION

    Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less and investments in money market instruments. Cash payments made for interest during the nine months ended September 30, 1996 and 1995 were approximately $98.9 million and $52.4 million, respectively. There were no significant federal or state income taxes paid or refunded for the nine months ended September 30, 1996 and 1995.


4.  LONG-TERM OBLIGATIONS

    On October 16, 1996, the Company completed an offering of $500.0 million of 10% Senior Subordinated Notes due 2008 (10% Notes). The 10% Notes are redeemable on or after October 15, 2001, at the option of the Company, in whole or in part from time to time, at prices declining annually to 100% of the principal amount on or after October 15, 2004, plus accrued interest. The 10% Notes are general unsecured obligations of the Company that are subordinated in right of payment to certain senior debt and contain various covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets, and engage in mergers, consolidations, and other acquisitions. The net proceeds of $488.8 million from the sale of the 10% Notes were used to repay $417.2 million of revolving loans and accrued interest as of October 16, 1996 under the Company's revolving credit agreement. The Company intends to use the remaining net proceeds from the sale of the 10% Notes for working capital, capital expenditures, and other general corporate purposes, which may include expansion of its existing business and acquisitions of new paging frequencies.

    On June 5, 1996, the Company amended its credit agreement with its group of lenders (the Credit Agreement). The Credit Agreement provides for a $1.0 billion revolving loan. Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount available for borrowing is equal to a specified multiple of annualized earnings before interest, income taxes, depreciation and amortization based on the most recently ended quarter. As of September 30, 1996, the Company had $403.3 million of borrowings outstanding under its Credit Agreement. As of October 31, 1996, no amounts were outstanding under the Company's Credit Agreement. The Company's Credit Agreement expires on December 31, 2004. The maximum borrowings which may be outstanding under the revolving loan begin reducing on June 30, 2001.

    On June 5, 1996, the Company's wholly-owned Canadian subsidiary, Paging Network of Canada Inc. (PageNet Canada), along with its majority-owned Canadian subsidiary, Madison Telecommunications Holdings, Inc. (MadTel Holdings), established new credit facilities in Canada. These credit facilities are denominated in Canadian dollars; however, the amounts reported herein are the U.S. dollar equivalents as of September 30, 1996. The credit agreements provide for total borrowings of $40.4 million and $25.7 million, respectively, of which PageNet Canada and MadTel Holdings are able to initially borrow 20.2 million and $16.5 million, respectively, under fully collateralized borrowings. The remaining amounts are available for borrowings provided they are either collateralized or certain financial covenants are met. As of September 30, 1996, PageNet Canada had $14.7 million and MadTel Holdings had $11.0 million of borrowings outstanding under the credit facilities. The Company, along with Madison Venture Corporation, the minority interest shareholder in MadTel Holdings, is a guarantor of both credit agreements to the extent of the amounts deposited with the lenders to collateralize outstanding borrowings under the credit facilities. As of September 30, 1996, $22.6 million was deposited by the Company with the lenders to collateralize outstanding borrowings and was included in other non-current assets. The maximum borrowings which may be outstanding under the credit facilities begin reducing on June 30, 1999, and both credit agreements expire on June 30, 2003.


5.  INCOME TAX PROVISION

    No provision or benefit for income taxes has been made for the three and nine months ended September 30, 1996 and 1995, as the deferred benefit from operating losses was offset by the increase in the valuation allowance.


6.  COMMON STOCK AND NET LOSS PER SHARE

    Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three months ended September 30, 1996 and 1995 were 102.5 million and 102.1 million, respectively. The number of shares used to compute per share amounts for the nine months ended September 30, 1996 and 1995 were 102.5 million and 101.8 million, respectively.

    The Company has 275.0 million authorized shares, of which 250.0 million are Common Stock and 25.0 million are preferred stock. As of September 30, 1996, there were no preferred shares issued or outstanding.

    On May 23, 1996, the Company's stockholders approved an employee stock purchase plan of up to 2.0 million shares of the Company's Common Stock, which the Company intends to implement on January 1, 1997.

    On September 11, 1996, and subject to stockholder approval, the Board of Directors of the Company approved an increase in the number of shares of Common Stock available for grant under its 1991 Stock Option Plan by 7.5 million shares.

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


                                          Nine Months Ended
                                          September 30, 1995
                                         -------------------
                                        (In thousands, except
                                        per share information)
        Total revenues                      $     483,310
        Net revenues                              411,430
        Operating income                           30,814
        Net loss                                  (42,909)
        Net loss per share                          (0.42)

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

The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three and nine months ended September 30, 1996 and 1995, respectively.

                                      Three Months Ended         Nine Months Ended
                                         September 30,               September 30,
                                      -------------------        -------------------
                                       1996         1995          1996         1995
                                      ------       ------        ------       ------
Net Revenues ........................  100.0%       100.0%        100.0%       100.0%

Operating expenses:
     Services, rent and maintenance..   21.0         19.9          20.8         19.6
     Selling ........................   11.7         11.9          11.7         12.4
     General and administrative .....   31.3         31.0          30.9         31.9
     Depreciation and amortization...   31.1         27.0          29.7         26.9
                                      ------       ------        ------       ------

Operating income ....................    4.9         10.2           6.9          9.2

Net loss ............................  (12.2)        (6.9)        (10.2)        (8.3)

EBITDA ..............................   36.0         37.2          36.6         36.1

EBITDA for domestic operations ......   37.5         37.2          37.5         36.1

Net Revenues for the three- and nine-month periods ended September 30, 1996 increased 24.3% and 30.2%, respectively, over the comparable periods ended September 30, 1995. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 25.7 % to $175.7 million for the three months ended September 30, 1996 compared to $139.8 million for the three months ended September 30, 1995. Services, rent and maintenance revenues for the nine months ended September 30, 1996 increased 32.0 % to $501.5 million, compared to $380.1 million for the nine months ended September 30, 1995. These increases were primarily due to continued growth in the number of pagers in service with subscribers of the Company. The number of pagers in service with subscribers at September 30, 1996 was 8,444,470 compared to 6,158,802 pagers in service with subscribers at September 30, 1995, an increase of 37.1%. Contributing to the growth in the number of pagers in service with subscribers is the Company's expanding local and national third-party reseller customer base, which includes the impact of the Company's National Accounts Division. The Company's National Accounts Division represents a new distribution strategy which gives the Company an opportunity to reach into broader markets, including consumers, by partnering with large companies that are regional or national in scope and have large client bases. In addition, the Company's National Accounts Division includes customer relationships with national resellers, where it sells pagers to major third parties and provides paging service at reduced rates. The resellers, in turn, lease or resell the pagers to their own subscribers and resell the Company's paging service under marketing agreements. As the Company increases reliance on distribution of pagers and paging services through resellers and marketing affiliates, the Company may experience increased variability in quarterly results relating to the net addition of pagers.

Product sales, less cost of products sold, remained relatively flat for the three month periods ended September 30, 1996 and 1995 ($5.1 million and $5.7 million, respectively) and for the nine month periods ended September 30, 1996 and 1995 ($14.4 million and $16.1 million, respectively).

Services, rent and maintenance expenses increased 31.0 % to $38.0 million (21.0 % of Net Revenues) for the three months ended September 30, 1996, compared to $29.0 million (19.9% of Net Revenues) for the three months ended September 30, 1995. Services, rent and maintenance expenses increased 38.4% to $107.6 million (20.8 % of Net Revenues) for the nine months ended September 30, 1996, compared to $77.7 million (19.6% of Net Revenues) for the nine months ended September 30, 1995. These increases in services, rent and maintenance expenses and the increases as a percentage of Net Revenues were a result of growth in the number of pagers in service with subscribers of the Company, expenses associated with an increase in transmitter sites in order to ensure reliable transmission of enhanced messaging services, and expansion of the nationwide transmission networks.

For the three months ended September 30, 1996, selling expenses increased 22.3% to $21.1 million (11.7% of Net Revenues) from $17.3 million (11.9% of Net Revenues) for the three months ended September 30, 1995. Selling expenses increased 22.3% to $60.2 million (11.7 % of Net Revenues) for the nine months ended September 30, 1996, compared to $49.2 million (12.4% of Net Revenues) for the nine months ended September 30, 1995. These increases resulted from the addition of sales personnel to support continued growth in both Net Revenues and the number of pagers in service with subscribers. The decline in selling expenses as a percentage of Net Revenues for the three and nine months ended September 30, 1996 was primarily attributable to the expansion of local and national third-party resellers, for which the Company incurred less selling costs on units placed in service through this channel than through the direct channel. In addition, since sales commissions are paid at the time a new unit is placed in service and not in subsequent months when the unit continues to generate revenue, the Company's continued growth in the number of pagers in service results in the decline in selling expenses as a percentage of the Net Revenues.

General and administrative expenses increased 25.7% to $56.7 million (31.3 % of Net Revenues) for the third quarter of 1996, compared to $45.1 million (31.0% of Net Revenues) for the corresponding period of 1995. General and administrative expenses increased 26.3% to $159.5 million (30.9% of Net Revenues) for the nine months ended September 30, 1996, compared to $126.3 million (31.9% of Net Revenues) for the nine months ended September 30, 1995. The increases in general and administrative expenses occurred to support the growth in the number of pagers in service with subscribers of the Company. The increase in general and administrative expenses as a percentage of Net Revenues for the three months ended September 30, 1996 is primarily attributable to costs incurred by the Company's international operations, which opened in April 1996. These start-ups commenced operations with minimal initial revenues available to offset their operating expenses, including staffing costs. The decline in general and administrative expenses as a percentage of Net Revenues for the nine months ended September 30, 1996 was primarily attributable to the improved revenue performance of operations opened in 1992 through 1994. Historically, domestic start-up operations have typically required three to four years to achieve results similar to the Company's more mature operations.


Depreciation and amortization expenses increased for the third quarter of 1996 as compared to the corresponding period in the prior year by 43.1% from $39.3 million (27.0% of Net Revenues) to $56.2 million (31.1% of Net Revenues). Depreciation and amortization expenses increased 43.4% to $153.0 million (29.7% of Net Revenues) for the first nine months of 1996 compared to $106.7 million (26.9% of Net Revenues) for the first nine months of

1995. The increases in depreciation and amortization expenses were primarily attributable to the increase in the number of pagers owned by the Company and leased to subscribers; the increase in computer and paging equipment, and the acquisitions discussed in Note 7 to the consolidated financial statements.

Operating income decreased from $14.9 million (10.2% of Net Revenues) for the three months ended September 30, 1995, to $8.9 million (4.9% of Net Revenues) for the three months ended September 30, 1996. Operating income decreased from $36.3 million (9.2% of Net Revenues) for the nine months ended September 30, 1995, to $35.6 million (6.9% of Net Revenues) for the nine months ended September 30, 1996. These decreases in operating income as a percentage of Net Revenues were primarily the result of operating losses incurred by the Company's international operations, which opened in April 1996, and increases in depreciation and amortization.

As a result of the above factors, EBITDA increased 20.2% to $65.0 million (36.0% of Net Revenues) for the third quarter of 1996 compared to $54.1 million (37.2% of Net Revenues) for the corresponding period in 1995. For the nine months ended September 30, 1996, EBITDA increased 32.0% to $188.6 million (36.6% of Net Revenues) compared to $142.9 million (36.1% of Net Revenues) for the corresponding period in 1995. EBITDA and the percent of Net Revenues were negatively impacted by the start-up operations in the Company's international operations. Domestically, EBITDA increased 24.9% to $67.6 million (37.5% of Net Revenues) for the third quarter of 1996. For the nine months ended September 30, 1996, domestic EBITDA increased 35.4% to $193.5 million (37.5% of Net Revenues).


Interest expense increased $3.2 million and $18.7 million, respectively, from the three and nine month periods ended September 30, 1995, to the corresponding periods in 1996, due to a higher average level of indebtedness outstanding in 1996. The average level of indebtedness outstanding during the three and nine months ended September 30, 1996 was approximately $1.3 billion and approximately $1.2 billion, respectively, compared to approximately $1.1 billion and approximately $837.9 million, respectively, outstanding during the three and nine months ended September 30, 1995.

Interest income for the three and nine month periods ended September 30, 1996 was $0.4 million and $3.0 million, respectively, compared to $3.2 million for the three and nine month periods ended September 30, 1995. The interest income reported for the three and nine months ended September 30, 1995 and 1996 was a result of investing the net proceeds of the 10.125% Senior Subordinated Notes (10.125% Notes) issued in July 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations and expansion into new markets and product lines require substantial capital investment for the development and installation of wireless communications systems and for the procurement of pagers and paging equipment. Capital expenditures were $290.9 million for the nine months ended September 30, 1996 and $196.0 million for the same period in 1995 (excluding payments for licenses and acquisitions). For the first nine months of 1996, capital expenditures were funded from the remaining net proceeds of the 10.125% Notes, net cash provided by operating activities ($30.8 million), and borrowings. For the first nine months of 1995, capital expenditures were funded by net cash provided by operating activities ($91.7 million) and borrowings.

Inventories increased from $14.1 million at December 31, 1995 to $57.9 million at September 30, 1996, largely due to purchases to support the Company's expanding number of third-party reseller and marketing affiliate distribution channels, which has grown substantially in 1996. Many of these affiliates sell privately labeled units across multiple product lines, resulting in the Company carrying larger inventories. Inventory purchases have also increased due to continued strong growth in the Company's alphanumeric product line. Alphanumeric pagers have a significantly higher unit cost compared to digital or numeric pagers. The Company's National Accounts Division has recently opened a state-of-the-art distribution facility in the Dallas area. The fully automated center will allow the Company to more effectively manage inventory levels and distribution for its national accounts, resellers, and marketing affiliates.

During April 1996, the Company concluded its participation in an auction conducted by the Federal Communications Commission (FCC) of 900 MHz specialized mobile radio major trading area based licenses. At the auction, the Company ultimately won rights to two to four blocks of two-way spectrum across the United States for a total purchase price of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these frequencies from incumbent operators. Expenditures for such purchases are estimated to total $200 million in 1996 and 1997.

As a result of an FCC auction in 1994, the Company was awarded three nationwide narrowband personal communications services (PCS) frequencies for a total purchase price of $197.0 million. The Company intends to employ these PCS frequencies to build a two-way network over which it can deploy new products such as its new voice messaging service, VoiceNow(R). The VoiceNow service will allow a pocket-sized receiving device to store digitized voice messages for replay at the subscriber's convenience. Once technological and marketing tests are complete, the Company intends to begin commercial deployment throughout the country. The Company expects to have several hundred units being utilized by selected Commercial Customers by the end of 1996 and a major launch of the product in the first quarter of 1997. The Company currently estimates that the capital expenditures to build the two-way network, exclusive of the costs of acquiring other frequencies and of VoiceNow subscriber devices, may total approximately $200 million over 1996 and 1997.

Through its subsidiary, Paging Network of Canada Inc., the Company began offering paging services in Canada in April 1996. In September 1996, the Company announced that it had purchased a 25% interest in a Spanish paging company. The Company is considering other opportunities for international expansion, with the goal of creating a portfolio of international operations. Paging market penetration in many international markets is relatively low, and many such markets have only a small number of existing paging providers. The Company believes that in these markets its strategy of low cost, high quality service is likely to be successful. The Company may invest up to $100 million in this endeavor through 1998, including approximately $32.4 million as of September 30, 1996. Additional investments will depend on such factors as growth rates, new market opportunities, and execution of financing plans that maximize value for the Company's stockholders.

On October 16, 1996, the Company completed an offering of $500.0 million of 10% Notes. The 10% Notes contain various covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets, and engage in mergers, consolidations, and other acquisitions. The net proceeds of $488.8 million from the sale of the 10% Notes were used to repay $417.2 million of revolving loans and accrued interest as of October 16, 1996 under the Company's revolving credit agreement. The Company intends to use the remaining net proceeds from the sale of the 10% Notes for working capital, capital expenditures, and other general corporate purposes, which may include expansion of its existing business and acquisitions of new paging frequencies.

It is anticipated that in 1996, net cash provided by operating activities will be insufficient to completely fund capital expenditures (including the costs to build the two-way network, but excluding frequency purchases and international opportunities), which are expected to approximate $400 million. These expenditures will be funded with existing cash and cash equivalents, and additional borrowings, which the Company estimates at approximately $50 million in the fourth quarter of 1996. These capital expenditures primarily relate to the development of a new nationwide digital transmission network for the Company's new VoiceNow service and the Company's ongoing paging operations, including greater market share of existing markets and expansion of the Company's operations into new markets, including international opportunities. As of October 31, 1996, the Company had approximately $332.3 million available for additional borrowings under its Credit Agreement and approximately $41 million of cash and cash equivalents. It is anticipated that 1997 net cash from operating activities will be insufficient to completely fund 1997 capital expenditures (including the costs to build the two-way network, but excluding frequency purchases and international opportunities), which are expected to exceed $500 million.

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

         (b) Reports on Form 8-K

             On October 16, 1996, the Company filed a Current Report on Form 8-K updating certain financial and business information related to the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Paging Network, Inc.




Date: November  7, 1996                  /s/ Glenn W. Marschel
                                        ----------------------------------------
                                        Glenn W. Marschel
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)





Date: November  7, 1996                  /s/ Kenneth W. Sanders
                                        ----------------------------------------
                                        Kenneth W. Sanders
                                        Senior Vice President - Finance,
                                        Treasurer, Chief Financial Officer, and
                                        Assistant Secretary (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------
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

 EXHIBIT NO.                    DESCRIPTION
 -----------                    -----------
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

    12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 1996 and 1995 (7)

    27           Financial Data Schedule


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

(6) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(7) Filed herewith.