Form 10-K405
period 1996-12-31
PAGING NETWORK INC
filed 1997-03-24
CIK 878324

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------

                                   FORM 10-K

           [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM            TO

                          COMMISSION FILE NO. 0-19494

                              PAGING NETWORK, INC.
               (Exact name of Registrant as specified in charter)

           DELAWARE                                 04-2740516
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

                     4965 PRESTON PARK BOULEVARD, SUITE 600
                              PLANO, TEXAS  75093
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (972) 985-4100


       Securities Registered Pursuant to Section 12(b) of the Act:  NONE


          Securities Registered Pursuant to Section 12(g) of the Act:

         TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                                -----------------------------------------

         COMMON STOCK, $.01 PAR VALUE                       NATIONAL ASSOCIATION OF SECURITIES DEALERS
                                                            AUTOMATED QUOTATION NATIONAL MARKET SYSTEM


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES X     NO   .
                                                ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         As of March 7, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,335,629,803.

         As of March 7, 1997, 102,621,077 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of the Registrant to be held during 1997 are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Paging Network, Inc. (the Company) is a provider of paging and wireless messaging services and is recognized as a leader in the broader wireless communications industry with 9,002,733 pagers in service as of December 31, 1996. The Company provides paging services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, and Canada, including local paging service in all of the largest 100 markets (in population) in the United States. The Company believes that it is one of the fastest growing major providers of paging and wireless messaging services in the United States and that it has the lowest cost operating structure, which enables it to compete aggressively on price while maintaining high quality service. See "Business - Strategy."

     The Company provides local, wide-area metropolitan, multi-state regional, and nationwide paging service. Its digital transmission system reaches a geographic area containing more than 90% of the United States population. The Company currently provides numeric display and alphanumeric display as its basic types of paging services. All paging services can be used with the Company's PageMail(R) or Page Mailbox(SM) voice messaging and personalized/automated answering services. In developing its paging systems, the Company seeks to achieve optimal building penetration and wide area coverage. As part of its paging operations, the Company sells, leases, and repairs pagers. The Company is licensed by the Federal Communications Commission (FCC) to provide service in the geographic markets in which it conducts paging operations. See "Business - Regulation." In 1994, the Company acquired three nationwide narrowband personal communications services (PCS) frequencies in an FCC auction at a cost of $197 million. During April 1996, the Company concluded its participation in the FCC auction of specialized mobile radio (SMR) frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States for a total of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these SMR frequencies from incumbent operators. The total cost of this investment will be approximately $250 million, of which $109 million was paid in 1996 and the remainder will be paid in 1997 and 1998. The Company intends to employ these PCS and SMR frequencies to build a two-way network over which it can deploy new products such as its new voice paging service, VoiceNow(R). In addition to the nationwide narrowband PCS frequencies acquired in the FCC auction, the Company is licensed by the FCC to use five nationwide frequencies for its paging services.

     The Company's net revenues from services, rent and maintenance plus product sales, less the cost of products sold (Net Revenues), and the number of pagers in service with its subscribers have increased at a rapid rate over the past five years. The Company's Net Revenues have grown from $153.2 million in 1991 to $705.8 million in 1996, a compound annual rate of approximately 36%, and earnings before interest, income taxes, depreciation, amortization, and equity in loss of an unconsolidated subsidiary (EBITDA) have increased from $57.3 million in 1991 to $256.8 million in 1996, a compound annual rate of approximately 35%. (EBITDA is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.) From December 31, 1991 to December 31, 1996, the number of pagers in service with subscribers of the Company (net of dispositions of paging operations) has grown at a compound annual rate of approximately 48%. The Company has incurred a net loss in each of the last five years. A significant contributing factor to these net losses has been the interest expense on borrowings by the Company to fund its growth. For the years ended December 31, 1992, 1993, 1994, 1995, and 1996, the Company had net losses $21.6 million, $20.0 million, $18.0 million, $44.2 million, and $81.8 million, respectively. For the years ended December 31, 1992, 1993, 1994, 1995, and 1996, the Company incurred interest expense of $23.6 million, $32.8 million, $53.7 million, $102.8 million, and $128.0 million, respectively. At December 31, 1992, 1993, 1994, 1995, and 1996, the stockholders' deficit of the Company was $4.8 million, $23.4 million, $39.9 million, $80.8 million, and $159.7 million, respectively.

               PAGERS IN SERVICE WITH SUBSCRIBERS OF THE COMPANY

                                                 INCREASE
                                                (DECREASE)       INCREASE
                                 PAGERS IN      IN PAGERS       IN PAGERS       PAGERS IN
FOR THE                         SERVICE AT       THROUGH         THROUGH         SERVICE
YEARS ENDED                      BEGINNING     ACQUISITIONS      INTERNAL        AT END
DECEMBER 31,                     OF PERIOD    (DISPOSITIONS)      GROWTH        OF PERIOD
------------                     ---------    --------------      ------        ---------
1982  . . . . . . . . . . .          -0-          36,120             -0-           36,120
1983  . . . . . . . . . . .       36,120           5,150          18,451           59,721
1984  . . . . . . . . . . .       59,721             -0-          30,474           90,195
1985  . . . . . . . . . . .       90,195             -0-          28,555          118,750
1986  . . . . . . . . . . .      118,750             -0-          46,566          165,316
1987  . . . . . . . . . . .      165,316         (4,910)         100,197          260,603
1988  . . . . . . . . . . .      260,603        (20,656)         153,817          393,764
1989  . . . . . . . . . . .      393,764             -0-         230,411          624,175
1990  . . . . . . . . . . .      624,175        (31,323)         299,537          892,389
1991  . . . . . . . . . . .      892,389             -0-         389,254        1,281,643
1992  . . . . . . . . . . .    1,281,643             -0-         796,311        2,077,954
1993  . . . . . . . . . . .    2,077,954             -0-         990,615        3,068,569
1994  . . . . . . . . . . .    3,068,569             -0-       1,340,273        4,408,842
1995  . . . . . . . . . . .    4,408,842         343,412       1,985,653        6,737,907
1996  . . . . . . . . . . .    6,737,907             -0-       2,264,826        9,002,733

PAGING INDUSTRY BACKGROUND

      The paging industry has been in existence since 1949 when the FCC allocated a group of radio frequencies for use in providing one-way and two-way types of mobile communications services. The industry grew slowly at first as the quality and reliability of equipment was developed and the market began to perceive the benefits of mobile communications. Many of the paging industry pioneers started in the business as an adjunct to their existing telephone answering service or mobile radio sales and service businesses.

      Equipment reliability improved dramatically in the 1970s, and potential customers gained a better understanding of the time savings and efficiencies that paging services could provide. In addition, the energy crisis of the early 1970s stimulated industry growth as people sought ways to conserve gasoline and increase motion efficiency.

      The 1980s saw the most significant developments in the industry. First came the introduction of the numeric display pager which supplanted tone and the original voice pagers as the most popular paging product; then the FCC allocated a block of additional frequencies which expanded the capacity of the industry and allowed new entrants in markets where additional frequencies were previously unavailable; and finally, the industry began consolidating as certain Regional Bell Operating Companies made significant acquisitions of paging operations.

      Historically, the industry has been fragmented with a large number of small local operators. Despite the acquisitions made by certain Regional Bell Operating Companies and the consolidation of the industry in the 1980s, at present there are still more than 600 licensed paging companies in the United States. However, management believes that approximately 50% of the pagers in service in the United States now are served by the six companies in the industry having the largest subscriber bases, of which the Company has the largest subscriber base.

      Although the growth rate of the paging industry is difficult to determine precisely, industry sources estimate that the number of pagers in service increased at a compound annual growth rate of approximately 28% during the five year period ended December 31, 1996. The Company believes there will be continued rapid growth in the number of subscribers for paging and other one-way wireless communication services and for new services like VoiceNow. Industry sources estimate there were approximately 40 million pagers in service in the United States as of December 31, 1996.

PAGING OPERATIONS

      In general, paging provides a communications link to a paging service subscriber throughout the paging service area. Each paging subscriber is assigned a distinct telephone number which the caller dials to activate the subscriber's pager. When a telephone call for a subscriber is received at one of the Company's computerized paging terminals, the Company transmits a radio signal to the subscriber's pager (a pocket-sized radio receiver carried by the subscriber), which causes the pager to emit a beep or vibrate and, in most cases, to provide the subscriber with additional information from the caller. Depending on the type of pager in use, the subscriber may respond based on information displayed by the pager, or by calling his or her home or office to receive the message. A pager has an advantage over a landline telephone in that the pager's reception is not restricted to a single location and, compared to a cellular portable telephone, a pager is smaller, has a longer battery life, better building penetration, and most importantly, is substantially less expensive to use.

      The Company currently provides primarily two types of paging services: numeric display and alphanumeric display. A numeric display pager permits a caller to transmit a numeric message to the subscriber and has the memory capability to store several such numeric messages that can be recalled by the subscriber when desired. The message may consist of a telephone number, an account number, or coded information. Alphanumeric display paging service allows subscribers to receive and store messages consisting of both numbers and letters. The Company provides numeric display and alphanumeric display service in all of its markets.

      Numeric display paging service, which was introduced by the paging industry around 1980, represents approximately 90.3% of the Company's pagers in service at December 31, 1996. Alphanumeric display service, which was introduced in the mid-1980s, but which the Company has only recently begun to market aggressively, represents approximately 9.2% of the Company's pagers in service at December 31, 1996.

      The effective operating radius of a paging transmitter is approximately 20 to 30 miles from the point of transmission and varies depending upon the terrain of the coverage area and the characteristics of the transmitter site. The Company's paging operations link paging transmitters in order to form networks.

      The Company's local paging service is offered in almost all United States population centers of 400,000 or more, including all of the largest 100 markets (in population) in the United States. Local paging provides service in a broad geographic area surrounding the population center and often includes smaller towns nearby. The Company's regional paging service options include multi-state areas. The Company's nationwide paging service, which is marketed under the name PageNet Nationwide(R) Paging, provides paging transmission service covering a geographical area containing more than 90% of the United States population in all 50 states, the District of Columbia, the U.S. Virgin Islands, and Puerto Rico. The Company believes that it offers subscribers superior paging services at competitive prices.

      Primarily in conjunction with its numeric display and alphanumeric display paging services, the Company also provides voice messaging and personalized/automated answering services, marketed under the names PageMail or Page Mailbox, enabling a caller to leave a recorded message that is stored in the Company's computerized message retrieval center. When a message is left, the subscriber is automatically alerted through a page and can retrieve the stored voice message by calling the Company's paging terminal. PageMail or Page Mailbox were in use in conjunction with approximately 13.7% of the pagers in service with subscribers of the Company at December 31, 1996.

      The Company is working with Motorola, Inc. (Motorola) and Glenayre Technologies, Inc.

(Glenayre) to develop a new nationwide digital transmission network for advanced messaging services. The first product to be introduced on the new network will be VoiceNow, which the Company first offered on February 24, 1997 in the Dallas/Fort Worth metropolitan area. Unlike PageMail and Page Mailbox, which require that a subscriber call the Company's paging terminal to retrieve messages, VoiceNow subscribers carry a VoiceNow pager that receives, stores, and plays brief voice messages. The Company expects to offer the VoiceNow service in markets across the United States by the end of 1997.

      The Company has three distribution channels - direct, indirect, and its National Accounts Division. In the direct channel, the Company leases or sells pagers to customers and charges a monthly service fee for paging service. In the indirect channel, the Company sells pagers to third parties and provides paging service at reduced rates. The resellers, in turn, lease or resell the pagers to their own subscribers and resell the Company's paging service under marketing agreements. Through its National Accounts Division, the Company partners with other companies that are regional or national in scope with large customer bases. These partners market the Company's paging services to their customers or potential customers, with the Company providing a variety of services, which can include pager leasing, customer service, order fulfillment, and billing. During 1996, the Company expanded the functionality of the National Accounts Division, using its infrastructure to service more than 20 national resellers as well as large corporate and governmental accounts that prefer central buying and service for their messaging needs. The following table sets forth the respective numbers and percentages of pagers that are (i) serviced directly by the Company, including certain of the units placed in service through its National Accounts Division and (ii) serviced directly by the Company and owned by the subscribers, or serviced by the Company through resellers and which may be owned by the third party resellers or by their subscribers.

        OWNERSHIP OF PAGERS IN SERVICE WITH SUBSCRIBERS OF THE COMPANY
                                 DECEMBER 31,
--------------------------------------------------------------------------------


                               1992               1993                1994                 1995                1996
                         ----------------   -----------------   ----------------    ----------------     ----------------
                           NUMBER     %      NUMBER      %        NUMBER     %        NUMBER     %         NUMBER      %
                         ---------  -----   ---------   -----   ---------  -----    ---------  -----     ---------    ----
Company owned            1,365,278   65.7%  1,741,934    56.8%  2,234,460   50.7%   3,355,449   49.8%    4,267,204     47.4%
Subscriber or third
    party owned            712,676   34.3%  1,326,635    43.2%  2,174,382   49.3%   3,382,458   50.2%    4,735,529     52.6%
                         ---------  -----   ---------   -----   ---------  -----    ---------  -----     ---------    -----
Total                    2,077,954  100.0%  3,068,569   100.0%  4,408,842  100.0%   6,737,907  100.0%    9,002,733    100.0%
                         =========  =====   =========   =====   =========  =====    =========  =====     =========    =====


     The increase in the Company's subscriber base serviced and owned by the Company in 1996 was primarily due to an increase in the Company's units placed in service by the direct sales force and through marketing affiliates serviced by its National Accounts Division.

     The increase in Company's subscriber base placed in service through resellers was largely due to the successful expansion of a program begun in 1990 that targeted the use of resellers to sell to market segments that the Company's direct sales force could not reach in a cost-effective manner.

     Subscribers who buy pagers pay a monthly paging service fee if they contract with the Company for paging services, and they may contract additionally to receive repair service from the Company. For leasing subscribers, repair is included in the monthly rental charge, which is generally combined with the paging service charge for an "all-in-one" monthly fee. Generally there is no separate usage charge in either case. Leasing rates and purchase prices for pagers vary widely by market, service type, and the volume of pagers purchased or leased by the subscriber. The Company does not manufacture any pagers. Instead, the Company purchases the pagers that it sells and leases primarily from Motorola. See "System Equipment and Pagers."

STRATEGY

     The Company's strategy is to strengthen its industry leadership position by continuing to utilize its low cost structure to provide superior paging and messaging services at prices generally below those of the competition while maintaining high EBITDA margins. The Company intends to significantly increase its market share and the number of paging units in service in its direct and indirect sales channels and its National Accounts Division by focusing on a variety of new products and services. The Company also intends to enhance the overall effectiveness of its nationwide digital transmission network for one-way messaging services. Key components of the Company's strategy include:

     LOW-COST STRUCTURE - Management believes the key to its success in the paging and wireless communications industry is its ability to provide low-cost, high-quality service. The Company has achieved its status as a low-cost provider because of several key factors. First, because the Company is one of the largest volume purchasers of pagers and paging infrastructure equipment, it is able to obtain volume discounts not available to many of its competitors. Second, high-quality, large-capacity transmission systems allow the Company to serve more customers on fewer frequencies and to operate with less manpower. Third, the Company has made investments which improve the efficiency of its operations, including investments in administrative and customer information systems and a high-volume distribution facility.

     CONTINUED GROWTH IN CORE PAGING BUSINESS - The Company currently provides local, regional, and nationwide paging services utilizing primarily numeric display and alphanumeric display pagers, with voice mail available as a supplemental service. The Company is also the exclusive wireless provider of CNN news, sports, and financial market headlines. In 1996, pagers in service with subscribers of the Company grew by approximately 2.3 million units, or 33.6%. Through a combination of increased penetration and market share gains, the Company believes its core paging business will continue to provide significant future growth.

     SUPERIOR GEOGRAPHIC COVERAGE AND NETWORK INFRASTRUCTURE - The Company believes that its geographic coverage and state-of-the-art paging network combine to provide a superior paging service. The Company provides paging services in all of the largest 100 markets (in population) in the United States and its paging system reaches more than 90 percent of the U.S. population. The Company utilizes state-of-the-art network infrastructure equipment which enables it to service a high number of pagers per frequency, lowering the Company's infrastructure expenditure per subscriber.

     SPECTRUM - The Company believes that it has accumulated sufficient spectrum to accommodate growth across the country for the foreseeable future and considers its extensive spectrum holdings to be one of its most important strategic assets. The Company is licensed by the FCC to use five nationwide frequencies for its paging services, more than any other paging provider, and has significant local and regional frequencies. In addition, in 1994 the Company acquired three two-way nationwide narrowband PCS frequencies in an FCC auction at a cost of $197 million. During April 1996, the Company concluded its participation in the FCC auction of SMR frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States for a total purchase price of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these SMR frequencies from incumbent operators. Total SMR frequency acquired is expected to approximate two to three times the frequency acquired in the 1994 PCS auction.

     The Company expects to utilize the PCS and SMR frequencies, which are functionally interchangeable, to offer products requiring two-way service, such as VoiceNow and a new low-cost, nationwide alphanumeric service. To increase the total capacity of a two-way network, a paging carrier can either add additional transmitters to the system or utilize additional spectrum. The Company believes utilizing additional frequencies, rather than adding transmitters, will provide a greater return on investment and allow for significantly greater numbers of subscribers. The Company, therefore, aggressively participated in the aforementioned FCC auction of SMR frequencies. The total cost of this investment will be approximately $250 million, of which $109 million was paid in 1996 and the remainder will be paid in 1997 and 1998.

     TWO WAY WIRELESS SERVICES - The Company is working with Motorola and Glenayre to deploy a new nationwide two-way digital transmission network using its two-way frequencies which it believes will be the highest quality, most extensive, and most cost-effective network of its kind in the country. This network is expected to provide the next generation of wireless messaging technology, with greater speed and capacity than existing networks. Management believes that this network and the Company's nationwide frequencies will offer significant strategic opportunities. While paging will remain the Company's core business, this network is expected to be a strategic asset that allows further penetration of the business and consumer markets.

     VOICENOW - The new two-way network will initially be used primarily for VoiceNow, the Company's new voice paging service, which the Company introduced in the Dallas/Fort Worth metropolitan area on February 24, 1997. The Company expects to offer the VoiceNow service in markets across the United States by the end of 1997. Because of its unique features, the Company believes VoiceNow will appeal equally to consumers and business users. VoiceNow subscribers carry a new VoiceNow pager that receives, stores, and plays voice messages. Each subscriber is assigned a distinct telephone number which the caller dials to leave a voice message. When the voice message for a subscriber is received at one of the Company's computer terminals, the terminal directs the network to broadcast a short radio signal to locate the subscriber's VoiceNow pager. The pager sends a reply signal which allows the network to identify the subscriber's location. The voice message is typically sent to the VoiceNow pager via the transmitter closest to
the subscriber.   The pager emits a tone or vibrates to alert the subscriber that a voice message has been received and stored in the pager. The subscriber can then listen to the message at any time. The pager has a volume control so that the subscriber can listen to the voice message in confidence or can allow other people to listen to it as well. Without subscriber intervention, the VoiceNow network confirms receipt of the message and re-sends it if receipt is not confirmed. VoiceNow pagers hold approximately three minutes of messages (with any additional messages being stored on the Company's network for later delivery) and have rewind, fast forward, cueing, pause, and delete capabilities and a battery life of approximately six weeks.

     The Company offers VoiceNow service at various pricing packages depending upon the volume of messages received each month and usage of other enhanced services, such as nationwide coverage or 800 number service. The Company expects to generate an average revenue of $10 per unit per month for the service plus the lease of the VoiceNow pager. The Company anticipates that during 1997 its VoiceNow service will have an incremental negative impact of $30 million to $40 million on consolidated operating cash flow.

     OTHER NEW TWO-WAY WIRELESS SERVICES - In addition to traditional paging services and VoiceNow, the Company expects to introduce other two-way messaging products, such as a new, low-cost, nationwide alphanumeric paging and data messaging service. The new alphanumeric service is expected to be deployed over the Company's new nationwide two-way network beginning in 1997. The new two-way network uses less spectrum by determining the location of the alphanumeric pager, and typically sending the message via the closest transmitter, rather than by all transmitters simultaneously. By utilizing the closest transmitter to send the message, the costs of providing nationwide alphanumeric service approximates the cost of providing local alphanumeric service today. The Company expects that this new low-cost system will enable it to provide nationwide alphanumeric service to customers at prices below today's alphanumeric rates, producing increased demand for alphanumeric paging and, thus, expanding the Company's overall market position.

     INTERNATIONAL EXPANSION - On April 1, 1996, the Company's wholly owned subsidiary, Paging Network of Canada Inc. (PageNet Canada), with its Canadian partner, Madison Venture Corp., commenced offering paging services in Canada. Based in Toronto, PageNet Canada currently offers paging services in Montreal, Ottawa, Quebec City, Toronto, and Vancouver and its affiliated company, Madison Telecommunications, Inc., provides paging transmission services covering a geographic area containing more than 90% of the Canadian population. As of December 31, 1996, PageNet Canada had approximately 36,000 paging units in service. In July 1996, the Company purchased a 25% interest in Sociedad de Radiotelefonia Movil, S.A., which owns Compania Europea de Radiobusqueda, S.A. (CERSA), a Spanish paging company. The Company also entered into an agreement to provide operational assistance to CERSA. The Company's agreement includes an option to acquire an additional 26% of CERSA if Spanish foreign ownership restrictions change to permit such ownership. CERSA, which began operations in 1993 and is currently the third largest paging carrier in Spain, with approximately 20% of the total paging units in service in Spain, provides local and nationwide paging services and has approximately 25,000 units in service. In December 1996, the Company signed agreements to enter the Brazilian market as the operational partner with a 20% interest in a joint venture with

Warburg, Pincus Ventures, L.P.; TVA Sistema de Televisao, S.A.; International Venture Partners, L.P.; and Multiponto Telecommunications Ltda. The Company commenced operations in Brazil during the first quarter of 1997. The Company is considering other opportunities for international expansion.

     Paging market penetration in many international markets is relatively low, and many such markets have only a small number of existing paging providers. The Company believes that in these areas its strategy of low-cost, high quality service is likely to be successful. The Company's goal is to create a portfolio of select international operations. Future investments will depend on such factors as growth rates, new market opportunities, and execution of financing plans that maximize value for the Company's stockholders.

     ACQUISITION OF OTHER PAGING PROVIDERS - The Company believes the paging industry will experience additional consolidation which may create strategic acquisition opportunities for the Company in the future. While much of the Company's future growth will be internally generated, management believes that the Company's current scale of operations now makes it possible to effectively and efficiently integrate acquired paging operations into its own operations while maintaining its low-cost structure. The Company will continue to consider strategic acquisitions and combinations.

SALES AND DISTRIBUTION

     The Company believes its distribution channels provide the broadest reach in the industry. The Company's paging services are sold through a regionally-deployed direct sales force, some 6,000 nationwide resellers, and its National Accounts Division. As of December 31, 1996, direct sales (which includes those from the Company's sales force and marketing affiliates) accounted for approximately 51.2% of the Company's overall pagers in service and the indirect channel (which includes resellers and retailers) represented approximately 48.8%.

     All of the Company's sales representatives that support the direct channel are located in field locations across the United States and Canada. Historically, a majority of the Company's subscribers have been generated through the direct sales force. In the direct channel, the Company leases or sells pagers to customers and charges a monthly fee for its paging service.
The direct sales market is expected to continue to increase and remain an important source of new subscribers.

     In the indirect channel, the Company provides services under marketing agreements with third-party organizations, or "resellers," in bulk quantities at wholesale monthly rates that are lower than the Company's retail rates through its direct sales channel. The resellers, in turn, lease or resell the pagers to their own subscribers and resell the Company's paging service under marketing agreements. The Company's costs of handling and billing bulk reseller accounts are generally lower than the costs of handling and billing its other accounts and, therefore, higher margins are produced through the Company's reseller channel than through its direct channel, since the reseller is responsible for customer service, billing, and other associated expenses. The portion of the Company's subscriber base placed in service through resellers accounted for approximately 44% of the Company's pagers in service at December 31, 1994, approximately 45% at December 31, 1995, and approximately 48% at December 31, 1996. Resellers represented approximately 47% of the Company's net unit additions during 1995 and approximately 58% of the Company's net unit additions during 1996 as a result of the successful expansion of the reseller program that began in 1990. This program targets those market segments which the Company's direct sales force cannot reach in a cost-effective manner. Management believes that this sales channel generates an attractive incremental cash flow contribution and enables the Company to increase its operating efficiencies and lower per unit costs by further amortizing its network infrastructure investment over a larger subscriber base. In addition, because other companies bear the economic burden of pager capital investment, direct selling expense, and certain administrative costs, management believes that the resulting cash flow stream from pagers serviced through resellers represents an attractive return on the Company's total capital investment.

     The Company's National Accounts Division represents a high volume, low-cost distribution channel for the Company. Paging units and services are offered to potential customers through business arrangements with national
companies that have large customer bases.   These partners market the Company's
paging services to their customers or potential customers, with the Company providing a variety of services, which can include pager leasing, customer service, order fulfillment, and billing. Throughout 1995 and 1996, the Company was selected to provide these services by a variety of companies, including Citizens Telecom, Comcast Cellular, Communications Expo, GTE, MCI, Sprint PCS, and TransNational Communications International. The Company believes that marketing affiliates, which primarily reach the consumer market, may also offer an excellent means of selling, distributing, and servicing its VoiceNow product. During 1996, the Company expanded the National Account Division's functionality, using its infrastructure to service more than 20 national resellers as well as large corporate and governmental accounts that prefer central buying and service for their messaging needs.

     Subscribers to the Company's paging services are generally individuals and organizations whose businesses require a high degree of mobility or involve multiple work locations. Typical paging subscribers include, among others, medical personnel, sales and service organizations, specialty trades, construction and manufacturing companies, and governmental agencies. In addition, an increasing percentage of consumers with mobile messaging needs are becoming paging subscribers.

     The Company is not dependent on any single customer. No single subscriber or reseller accounted for more than 3.2% of the Company's Net Revenues in 1996.

MARKETING

     The Company promotes its products and services through a variety of programs, including: television, print, radio, newspaper, and yellow pages advertising; direct mail; telemarketing; and co-op programs.

     Traditionally, the Company has focused its marketing efforts primarily at business users who have represented the majority of paging subscribers. However, recent industry growth trends include an increasing percentage of consumer, or personal, users. In addition, the Company believes VoiceNow, its voice paging service, will appeal equally to consumers and business users.

     The Company plans to spur continued growth in paging through a number of marketing strategies, including advertising, new products and services, distribution channel expansion, and continued growth in its National Accounts Division.

SYSTEM EQUIPMENT AND PAGERS

     The equipment used in the Company's paging operations is available for purchase from multiple sources, and the Company anticipates that equipment and pagers will continue to be available to the Company in the foreseeable future, consistent with normal manufacturing and delivery lead times. Because of the high degree of compatibility among different models of transmitters, computers and other paging equipment manufactured by suppliers, the Company is able to design its systems without being dependent upon any single source of such equipment. The Company continually evaluates new developments in paging technology in connection with the design and enhancement of its paging systems and selection of products to be offered to subscribers.

     The Company does not manufacture any of the pagers or related transmitting and computerized paging terminal equipment used in the Company's paging operations. In order to achieve significant cost savings from volume purchases, the Company currently purchases its pagers primarily from Motorola. The Company has historically purchased its transmitters from three competing sources and its paging terminals from Glenayre. Motorola is currently the sole supplier of VoiceNow pagers to the Company. Motorola has agreed to sell its VoiceNow pagers to the Company on a first-to-market basis in the United States for a period of six months from March 1, 1997 to August 31, 1997. After such time, Motorola may provide VoiceNow pagers to other companies. The transmission and network equipment for VoiceNow is manufactured by Motorola and Glenayre.

     The Company's rapid expansion, including greater market share of existing markets, requires significant capital expenditures, including purchases of additional transmitters, paging terminals, and new pagers.

COMPETITION

     The Company experiences direct competition from one or more competitors in all the locations in which its operates. Competition for subscribers to the Company's paging services in most geographic markets is based primarily on price, quality of services offered, and the geographic area covered. The Company believes that its price, quality of its services, and its geographic coverage areas generally compare favorably with those of its competitors.

     Although some of the Company's competitors are small privately-owned companies servicing only one market area, others are subsidiaries or divisions of larger companies, such as regulated Bell operating companies, that provide paging services in multiple market areas. In addition, the industry has been experiencing a significant amount of consolidation over the last few years as various competitors attempt to expand their service area and market share. Among the Company's competitors are AT&T Wireless Messaging, AirTouch Communications, Inc., Arch Communications Group Inc., and MobileMedia Communications, Inc. (using the trade name MobileComm via their acquisition of the MobileComm subsidiary of Bell South). Certain of these competitors possess financial resources greater than those of the Company.

     Additional competition is provided from a variety of wireless two-way communication technologies, including cellular telephone service, narrowband and broadband PCS, Enhanced Specialized Mobile Radio, and mobile satellite services, which are currently in use or under development. Although these technologies currently are more highly priced than paging services or are not widely available, technological improvements could result in increased capacity and efficiency for wireless two-way communication and, accordingly, could result in increased competition for the Company. In addition, future technological advances in the telecommunications industry could create new services or products competitive with the paging services currently provided by the Company. Recent and proposed regulatory changes by the FCC are aimed at encouraging such technological advances and new services, such as narrowband and broadband PCS, which will increase the amount of spectrum available for paging or similar services. There can be no assurance that the Company would not be adversely affected in the event of such technological change. However, the Company continuously evaluates new technologies and applications to deliver unique benefits to users of wireless messaging services.


REGULATION

     The Company's paging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the Communications Act).
Currently, paging services are offered over radio frequencies the FCC has allocated for either common carrier or private carrier use. A radio common carrier (RCC) is generally licensed with respect to a specific radio frequency in a particular locality or region. Private carrier paging (PCP) licenses may be on either exclusive or shared frequencies, as discussed below. The Company's operations are all classified as Commercial Mobile Radio Services
(CMRS) and are subject to common carrier regulation by the FCC. The FCC has granted the Company RCC and PCP licenses to use the radio frequencies necessary to conduct its paging operations. Licenses issued by the FCC to the Company set forth the technical parameters, such as power strength and tower height, under which the Company is authorized to use those frequencies.

     In late 1993, the FCC separated the frequencies used for PCP into two groups. The larger group of frequencies, which the Company utilizes in its operations, are available only on an exclusive basis. The FCC has recognized three types of exclusivity: local, regional, and national, each requiring a specified number of transmission sites to qualify. Licensees granted local and regional exclusivity receive the exclusive right to use the specific frequency in the area served by their system as defined by coverage contours and separation requirements. Licensees granted nationwide exclusivity have the sole right to use that frequency anywhere in the United States, not just in the specific areas they actually serve. Any exclusivity rights granted by the FCC are subject to continued sharing with facilities in place or applied for on or before October 14, 1993. Exclusivity rights with respect to a proposed local, regional, or nationwide system may be lost if the licensee fails to actually build and place the system in operation with the required number of transmitters.

     The Communications Act was amended in August 1993 (August 1993 Amendments) to permit the FCC to grant certain applications for licenses, including broadband and narrowband PCS licenses, which are mutually exclusive by competitive bidding. The August 1993 Amendments also required the FCC to conduct a rulemaking to determine whether non-assigned frequencies for existing services will be auctioned. The August 1993 Amendments do not permit auctions to be used for license renewals or license modifications. The FCC has initiated a rulemaking proceeding in which it is considering changes to its application process for RCC and PCP frequencies. The FCC will likely adopt a competitive bidding process for all paging frequencies and may choose to rely on geographic parameters rather than transmitter coverage contours, i.e., market area licensing, for licenses awarded in the competitive bidding process. Market area licensing proposals will require additional coverage area for the Company's frequencies to be purchased at auction. In the interim, subject to the exclusivity rules, the FCC is only accepting certain applications to enable carriers to modify existing paging systems. The Company believes that a reasonable process for assigning licenses by competitive bidding will be beneficial in that the Company will have a greater degree of control over whether it obtains licenses that it desires in order to offer additional service(s) than it did under the lottery, comparative hearing, or other assignment processes which the FCC has used.

     At the first such auction, held in July 1994, the Company was a successful bidder for three newly allocated nationwide narrowband PCS frequencies which it now holds on an exclusive basis. Current FCC regulations do not permit the Company to acquire more than three narrowband PCS licenses in any market and, because the Company has already acquired three nationwide narrowband PCS licenses, prohibit the Company from participating in further narrowband PCS auctions. In April, 1996, the FCC auctioned frequencies in the 900 MHz range, which previously have been utilized for SMR services, and the Company acquired 126 such licenses in markets across the United States for a total cost of $45.6 million. The Company participated in this auction as a method of obtaining additional frequencies for future needs. The Company is in the process of purchasing exclusive rights to certain of these frequencies from incumbent operators. Each FCC license held by the Company has construction and operational requirements.

     The FCC licenses granted to the Company have varying terms of up to 10 years, at the end of which time renewal applications must be approved by the FCC. In the past, FCC renewal applications routinely have been granted in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. The FCC has granted each renewal license the Company has filed. Although the Company is unaware of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that any of the Company's licenses will be renewed by the FCC. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses. No license of the Company has ever been revoked or modified involuntarily.

     The Communications Act requires licensees, such as the Company, to obtain prior approval from the FCC for the transfer of control of any construction permit or station license, or any rights thereunder. The Communications Act also requires prior approval by the FCC of acquisitions of other paging companies by the Company and transfers by the Company of a controlling interest in any of its licenses or construction permits, or any rights thereunder. The FCC has approved each acquisition and transfer of control for which the Company has sought approval. The Company also regularly applies for FCC authority to use additional frequencies, modify the technical parameters of existing licenses, expand its service territory, provide new services, and modify the conditions under which it provides service. Although there can be no assurance that any requests for approval of applications filed by the Company will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, subject to the forthcoming rules for competitive bidding, the Company knows of no reason to believe any such requests, applications, or relief will not be approved or granted. The Company makes no representations, however, about the continued availability of additional frequencies used to provide paging services.

     The Communications Act also limits foreign ownership of entities that directly or indirectly hold certain licenses from the FCC, including certain of those held by the Company. Because the Company holds licenses from the FCC only through its subsidiaries, up to 25% of the Company's stock can be owned or voted by aliens or their representatives, a foreign government or its representatives, or a foreign corporation. If the Company were to directly hold FCC licenses, the Communications Act would allow up to 20% of the Company's stock to be owned or voted by aliens or their representatives, a foreign government or its representatives, or a foreign corporation. Based upon information obtained by it, the Company believes that substantially less than 25% of its issued and outstanding common stock is owned by aliens or their representatives, foreign governments or their representatives, or foreign corporations.

     The Company obtains telephone numbers for its paging service from the predominant local telephone company, which is known as the Numbering Plan Area
(NPA) Code Administrator. Under the 1996 Act, the FCC has adopted a process through which telephone company administrators are intended to be replaced by neutral third parties in 1997. Increased demand for numbers, particularly in metropolitan areas, is causing depletion of numbers in certain area codes (NPA codes). As this occurs, the Code Administrator devises a relief plan. Recent plans have included certain elements that could impact the Company's operations including the take-back of numbers already assigned for use and service-specific plans whereby only certain services, such as paging and cellular, would be assigned numbers using a new NPA code. The Company, along with two other paging companies, filed a request for declaratory ruling with the FCC to establish federal policies that will preclude discriminatory and unfair elements of relief plans. In January 1995, the FCC issued a declaratory ruling substantially granting the relief requested by the Company and prohibiting unreasonable discrimination in assigning numbers. Subsequently, certain participants to state proceedings continue to advocate numbering relief plans contrary to the FCC's ruling. The Company can provide no assurance that such plans will not be adopted by a state commission. In addition, the Company is actively participating at the state level in proceedings before public service commissions where individual NPA code relief plans are being filed for approval and contain objectionable elements.

     In addition to potential regulation by the FCC, several states have the authority to regulate paging services, except where such regulation constitutes rate or entry, both of which have been preempted by the August 1993 Amendments, as interpreted by the FCC. Appeals of the FCC action with respect to rate regulation are pending, but the Company believes the FCC will be upheld in its preemption of rate regulation by state commissions. A few states have also indicated that they are considering continuing to assert jurisdiction over transfers of paging company's assets or operations. Nevertheless, all state approvals of acquisitions or transfers made by the Company have been approved, and the Company knows of no reason to believe such approvals will not continue to be granted in connection with any future requests, even if states exercise that review. The August 1993 Amendments do not preempt state regulatory authority over other aspects of the Company's operations, and some states may choose to exercise such authority. A few state and local governments have discussed the possibility of imposing additional taxes or fees upon certain activities in which the Company is engaged.

     On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was signed into law. This new legislation amends the Communications Act of 1934, as amended, and modifies the Consent Decrees governing the provision of telecommunications services by the Bell Operating Companies and the GTE Companies. The new legislation is intended to promote competition in local exchange services through the removal of legal or other barriers to entry. Under the 1996 Act, the Bell Operating Companies and other local exchange carriers (LEC's) may be permitted to jointly market commercial mobile service in conjunction with their traditional local exchange services. It imposes upon all telecommunications carriers the duty to interconnect with the facilities and equipment of other telecommunications carriers. The FCC has interpreted the 1996 Act to require local exchange carriers to compensate wireless carriers if terminating LEC originated calls on the wireless carrier's network. Simultaneously, the FCC found unlawful certain charges levied against paging carriers in the past that have been assessed on a monthly basis for the use of certain network facilities, including telephone numbers. These findings by the FCC have been challenged at the FCC and in the courts. The Company cannot predict with certainty the ultimate outcome of these proceedings. For paging carriers, compensation amounts may be determined in subsequent proceedings either at the federal or state level, or may be determined based on negotiations between the local exchange companies and the paging carriers. Any agreements reached between the local exchange carriers and paging companies may be required to be submitted to state regulatory commissions for approval. The 1996 Act, as ultimately interpreted by the appropriate regulatory bodies, may require commercial mobile service providers such as the Company to contribute to "Universal Service" or other funds to assure the continued availability of local exchange service to high cost areas as well as contribute funds to cover the costs of number portability and dialing parity implementation. It limits the circumstances under which states and local governments may deny a request by a commercial mobile service provider to place facilities, and gives the FCC the authority to preempt the states in some circumstances.

TRADEMARKS

     The Company markets its paging and related services under various names and marks, including PageNet(R), PageMail(R), PageMate(R), VoiceNow(R), PageNet Nationwide(R), SurePage(R), FaxNow(R), MessageNow(R), and the Company's "beeper man" logo, all of which are federally registered service marks. The Company's federal mark registrations must be renewed at various times between 1999 and 2005, or they would otherwise expire. The Company has filed applications with the United States Patent and Trademark office to register additional names and marks.

CORPORATE ORGANIZATION

     The Company conducts its operations in the United States through 27 wholly owned subsidiaries of the Company, each of which operates in a specified geographic area. The Company's subsidiaries operate largely as independent business units, consistent with senior management's philosophy that a decentralized organization is more responsive to market demands and provides greater incentives to employees. Each subsidiary makes its own staffing, administrative, operational, and marketing decisions within guidelines established by the senior executive officers of the Company in the annual budget process. Except for his or her participation in the Company's stock option plans, the General Manager of each subsidiary is compensated primarily on the basis of the performance of the subsidiary over which he or she has oversight responsibility without regard to the performance of other subsidiaries of the Company.

     The Company conducts its international operations through 10 wholly and partially owned subsidiaries.

SEASONALITY

     Generally, the Company's results of operations are not significantly affected by seasonal factors. However, historically, because of the number of holidays during the fourth quarter of the year and adverse winter weather in the fourth and first quarters of the year, which results in fewer selling days, the growth rate of pagers placed in service has been somewhat lower during these periods.

EMPLOYEES

     The Company employed a total of 5,728 persons as of December 31, 1996. Of these, 457 were engaged in general administration at the Company's headquarters, and 5,271, of whom approximately 1,611 were sales and marketing personnel, were employed in the Company's operating offices. None of the Company's employees are represented by a labor union, and management believes that the Company's employee relations are good.

ITEM 2.  PROPERTIES.

     In July 1996, the Company purchased 44 acres of land in Plano, Texas for its new corporate headquarters, and construction began in March 1997. The Company expects the first phase of construction on its new headquarters to be completed in the third quarter of 1998 at a total cost of approximately $60 million (including the cost of the land). In September 1995, the Company purchased approximately four acres of land and a building with approximately 37,000 square feet in Dallas, Texas. The property is currently being utilized as a 24-hour customer service call center for the Company's National Accounts Division.

     At December 31, 1996, the Company leased office space in 114 cities in 35 states in the United States and the District of Columbia as well as in 7 cities in 3 provinces in Canada, which are used in conjunction with its paging operations. These office leases have monthly rentals ranging from $243 to $180,650 and expire, subject to renewal options, on various dates through April 30, 2006. As of December 31, 1996, the Company was obligated to pay a total of approximately $21.7 million under such leases in 1997. Management believes that the Company will be able to obtain additional space as needed at reasonable cost.

     The Company also leases sites for its transmitters on commercial broadcast towers, buildings, and other fixed structures. As of December 31, 1996, the Company leased transmitter sites for approximately 9,000 transmitters. A few local municipalities have imposed moratoria on transmitter locations or on the addition of new towers which could, in the future, be used to place transmitters such as the Company's. Should these moratoria, or others, continue for extended periods of time, it could affect the Company's and other wireless carriers' ability to offer seamless coverage in those areas during the pendency of such moratoria.

     As of December 31, 1996, the Company owned pagers having a net book value of approximately $437.1 million.


ITEM 3.  LEGAL PROCEEDINGS.

LITIGATION

     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business or consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

DIRECTORS AND EXECUTIVE OFFICERS

Name                         Age   Position
----                         ---   --------
George M. Perrin             51    Chairman of the Board of Directors (3)
Glenn W. Marschel            50    President, Chief Executive Officer and Director
Richard C. Alberding         65    Director (2)
Bryan C. Cressey             47    Director (1)
John P. Frazee, Jr.          52    Director (3)
Lee M. Mitchell              53    Director (1) (3)
Carl D. Thoma                48    Director (2)
Leigh  Alexander             39    Senior Vice President - Marketing and Strategic Planning
Michael A. DiMarco           38    Senior Vice President - Operations
Barry A. Fromberg            41    Senior Vice President - International of the Company and
                                      Chairman and Chief Executive Officer of Paging Network
                                      International, Inc.
Kenneth W. Sanders           40    Senior Vice President - Finance, Treasurer, Chief Financial
                                      Officer and Assistant Secretary
William G. Scott             40    Senior Vice President - Systems and Technology
G. Robert Thompson           34    Vice President - Finance


(1)  Member of Audit Committee of the Board of  Directors.
(2)  Member of the Stock Option/Compensation Committee of the Board of
     Directors.
(3)  Member of the Nominating Committee of the Board of Directors.

     The Company has a classified Board of Directors (the Board) composed of three classes, each of which serves for three years, with one class being elected each year. The terms of Messrs. Mitchell, Cressey, and Alberding will expire at the 1997 Annual Meeting of Stockholders to be held on May 22, 1997. The terms of Messrs. Frazee and Perrin will expire at the 1998 Annual Meeting of Stockholders and the terms of Messrs. Marschel and Thoma will expire at the 1999 Annual Meeting of Stockholders. Executive officers are elected to hold office until the next Annual Meeting of the Board or until their respective successors are elected and qualified but may be removed by the Board at will. There are no family relationships among any of the Directors and executive officers of the Company.

     Directors who are full-time officers of the Company receive no additional compensation for serving on the Board or its committees. Directors who are not full-time officers of the Company receive an annual fee of $5,000, plus $3,750 for each Board meeting they attend and reimbursement for traveling costs and other out-of-pocket expenses incurred in attending such meetings. Directors who serve on one or more of the Audit Committee, the Stock Option/Compensation Committee, or the Nominating Committee, receive no additional compensation, unless the committee meeting is not held in conjunction with a meeting of the Board of Directors. In that case, the Directors in attendance at any of those committee meetings would receive $1,875 and reimbursement for traveling costs and other out-of-pocket expenses incurred in attending such meetings. For a description of an option plan whereby options will be granted to non-employee Directors, see Note 6 to the consolidated financial statements entitled "Stock Options".

      George M. Perrin has served as a Director of the Company since 1981 and as Chairman of the Company since January 1, 1994. Mr. Perrin served as Chairman and Chief Executive Officer of the Company from February 1, 1993 to December 31, 1993 and as President and Chief Executive Officer of the Company from 1981 to 1993. Mr. Perrin also serves as a Director of LCI International, Inc.

     Glenn W. Marschel has served as President, Chief Executive Officer and Director of the Company since December 1, 1995. Prior thereto, Mr. Marschel had been Vice Chairman and Chief Operating Officer for the image and health care business of First Financial Management Corporation from April 1995 to November 1995. Mr. Marschel served as Group President, Payroll and Related Services, for Automated Data Processing, Inc. from 1989 to December 1994. Mr. Marschel also serves as a Director of The SABRE Group Holdings, Inc.

     Richard C. Alberding has served as a Director of the Company since 1994. Mr. Alberding was employed by the Hewlett-Packard Company from 1958 to 1991, at which time he retired as Executive Vice President. Mr. Alberding also serves as a Director of Digital Microwave Corporation, Kennametal Inc., Sybase, Inc., Quickturn Design Systems, Inc., Digital Link Corp., Storm Technology, Inc., and Walker Interactive Systems, Inc.

     Bryan C. Cressey has served as a Director of the Company since 1993. Mr. Cressey has been a Principal of Golder, Thoma, Cressey, Rauner, Inc. and a General Partner of Golder, Thoma & Cressey, an investment firm, since 1980. Mr. Cressey also serves as a Director of Cable Design Technologies Corp. and American Medserve Corp.

     John P. Frazee, Jr., has served as a Director of the Company since 1995. Mr. Frazee is a private investor who previously was President and Chief Operating Officer of Sprint Corporation from March 1993 to August 1993. Mr. Frazee had been Chairman and Chief Executive Officer of Centel Corporation, a telecommunications company, from 1989 to January 1993. Mr. Frazee also serves as a Director of Security Capital Group, Inc., Dean Foods Company, Homestead Village Properties, and Nalco Chemical Company, Inc.

     Lee M. Mitchell has served as a Director of the Company since 1991. Mr. Mitchell has been a Principal of Golder, Thoma, Cressey, Rauner, Inc., since 1994. Prior thereto, Mr. Mitchell served as a Partner of Sidley and Austin, a law firm, from 1992 to 1994 and as President and Chief Executive Officer of The Field Corporation, a management and holding company, from 1984 to 1992. Mr. Mitchell also serves as a Director of Washington National Corporation, American Medserve Corp., ERO, Inc., and the Chicago Stock Exchange.

     Carl D. Thoma has served as a Director of the Company since 1981. Mr. Thoma also served as Vice Chairman of the Board from February 1, 1993 to December 31, 1993 and as Chairman of the Board from 1981 to February 1, 1993. Mr. Thoma has been a Principal of Golder, Thoma,

Cressey, Rauner, Inc., and a General Partner of Golder, Thoma & Cressey, an investment firm, since 1980. Mr. Thoma also serves as a Director of MS Financial, Inc.

     Leigh Alexander has served as Senior Vice President - Marketing and Strategic Planning for the Company since July 1996. Prior thereto, Ms. Alexander was Senior Vice President - Marketing and Business Development for the Philips Media division of Philips Electronics N.V. from June 1995 to July 1996. Ms. Alexander also held various management positions with Norelco Consumer Products Company, a division of Philips, from 1988 to 1995, most recently as Vice President - Marketing.

     Michael A. DiMarco has served as Senior Vice President - Operations for the Company since February 1997. Mr. DiMarco served as Senior Vice President, National Accounts Division for the Company from December 1995 to February 1997 and was Vice President - Corporate Development for the Company from July 1994 to December 1995. Mr. DiMarco served as President of Paging Network - Atlantic Region, Inc., a subsidiary of the Company, from September 1992 to July 1994 and was Vice President and General Manager of the Company's operations in Burbank, California from 1991 to 1992.

     Barry A. Fromberg has served as Senior Vice President - International of the Company and Chairman and Chief Executive Officer of Paging Network International, Inc. since December 1995. Mr. Fromberg had served as Senior Vice President - Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary for the Company from May 1993 to December 1995. Prior thereto, Mr. Fromberg served as Executive Vice President and Chief Financial Officer for Simmons Communications, Inc. from 1987 to 1993.

     Kenneth W. Sanders has served as Senior Vice President - Finance, Treasurer, Chief Financial Officer, and Assistant Secretary for the Company since January 1996. Prior thereto, Mr. Sanders was Executive Vice President, Chief Financial Officer and Director of CellStar Corporation from May 1993 to January 1996. Prior to joining CellStar, Mr. Sanders was an Audit Partner of KPMG Peat Marwick and had been with that firm from 1979 to 1993.

     William G. Scott has served as Senior Vice President - Systems and Technology for the Company since February 1997 and as Vice President - Systems and Technology from December 1995 to February 1997. Prior thereto, Mr. Scott had served as President of Lion Software, Inc. from 1993 to 1995 and as Director of Product Management for GTE Spacenet from 1991 to 1993.

     G. Robert Thompson has served as Vice President - Finance for the Company since February 1995 and was Corporate Controller for the Company from 1990 to 1995.

                            ---------------------
                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock, $0.01 par value (the Common Stock) was initially offered to the public on October 1, 1991, and is listed on the NASDAQ National Market System under the symbol PAGE. Prior to that offering there was no public market for the Common Stock of the Company. The high and low trading prices for 1995 and 1996 for the Common of the Company are set forth below.
The trading prices for 1995 in the table below have been adjusted to reflect a two-for-one stock split of the Company's Common Stock effected on September
15, 1995.

                                           Price Range
                                           -----------
                                          High      Low
                                          ----      ---
                   1995
                   First Quarter          18 1/4    15 3/4
                   Second Quarter         17 1/4    12 1/2
                   Third Quarter          24 3/8    16 7/8
                   Fourth Quarter         26        20 3/4

                   1996
                   First Quarter          29 1/4    22 1/4
                   Second Quarter         28        20 1/4
                   Third Quarter          24        16 1/2
                   Fourth Quarter         20 1/8    14 3/8


     As of March 7, 1997, there were approximately 411 stockholders of record. The Company did not pay dividends on its Common Stock for the years ended December 31, 1996 and 1995. While prior to 1991 the Company made significant cash distributions to stockholders, the Company currently intends to follow a policy of retaining all funds to finance the continued growth of the Company's business and does not anticipate paying cash dividends or making other cash distributions to stockholders in the foreseeable future. Certain covenants in the Company's debt agreements restrict the payment of cash dividends by the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December
31, 1996, are derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements, related Notes, and other financial information included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Throughout this section the Company makes reference to earnings before interest, income taxes, depreciation, amortization, and equity in loss of an unconsolidated subsidiary (EBITDA). EBITDA is a key performance measure used in the paging industry and is one of the financial measures by which the Company's covenants are calculated under the agreements governing its debt obligations. EBITDA is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

(IN THOUSANDS, EXCEPT  PER SHARE DATA)
 YEAR ENDED DECEMBER 31,                      1992        1993         1994         1995        1996
                                              ----        ----         ----         ----        ----
Services, rent and maintenance revenues    $206,198     $294,979     $389,919     $532,079    $685,960
Product sales                                51,600       78,915       99,765      113,943     136,527
                                           --------     --------     --------     --------    --------
Total revenues                              257,798      373,894      489,684      646,022     822,487
Cost of products sold                       (35,909)     (62,495)     (78,102)     (93,414)   (116,647)
                                           --------     --------     --------     --------    --------
Net Revenues                                221,889      311,399      411,582      552,608     705,840

Services, rent and maintenance expenses      37,437       57,343       74,453      109,484     146,896
Selling expenses                             34,135       44,836       60,555       67,561      82,790
General and administrative expenses          74,754      108,993      136,539      174,432     219,317
Depreciation and amortization                58,683       87,430      107,362      148,997     213,440
                                           --------     --------     --------     --------    --------
Total operating expenses                    205,009      298,602      378,909      500,474     662,443
                                           --------     --------     --------     --------    --------

Operating income                             16,880       12,797       32,673       52,134      43,397
Interest expense                             23,638       32,808       53,717      102,846     128,014
Interest income                                   -            -        3,079        6,511       3,679
Equity in loss of an unconsolidated
    subsidiary                                    -            -            -            -         882
                                           --------     --------     --------     --------    --------
Loss before extraordinary item               (6,758)     (20,011)     (17,965)     (44,201)    (81,820)
Extraordinary item (1)                      (14,884)           -            -            -           -
                                           --------     --------     --------     --------    --------
Net loss                                   $(21,642)    $(20,011)    $(17,965)    $(44,201)   $(81,820)
                                           ========     ========     ========     ========    ========
Per common share data (2):
       Loss before extraordinary item      $  (0.06)    $  (0.20)    $  (0.18)    $  (0.43)   $  (0.80)
       Extraordinary item                     (0.15)           -            -            -           -

(1) Represents an extraordinary charge to terminate certain interest rate swaps and to write-off loan origination fees associated with the Company's prior credit agreement for its senior bank debt.
(2) Per share amounts have been restated to reflect the two-for-one stock split effective September 15, 1995.

                                          1992         1993         1994        1995        1996
                                          ----         ----         ----        ----        ----
OTHER DATA:
(IN THOUSANDS, EXCEPT PAGER DATA)
EBITDA                                 $   75,563  $   100,227   $  140,035  $  201,131  $  256,837
Pagers in service
   (at end of period)                   2,077,954    3,068,569    4,408,842   6,737,907   9,002,733
Pagers in service per
   employee
   (at end of period)                         778          974        1,103       1,441       1,572
Capital expenditures                   $  145,970  $   145,625   $  213,308  $  312,289  $  402,510

CONSOLIDATED BALANCE SHEET DATA:

(IN THOUSANDS)  DECEMBER 31,

Current assets                         $   29,821  $    29,000   $   39,375  $  262,415  $  130,428
Total assets                              304,747      371,556      706,008   1,228,338   1,462,113
Long-term obligations,
   less current maturities                267,000      342,500      504,000   1,150,000   1,459,188
Total stockholders' deficit                (4,818)     (23,366)     (39,908)    (80,784)   (159,675)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    The statements contained in this filing which are not historical facts, such as future capital expenditures, future borrowings, international investment expectations, and introduction of new products are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures, growth rates, new market opportunities, supplier constraints, market conditions, timing and techniques used in marketing by third-party distributors, and acceptance of the Company's services in the marketplace.

RESULTS OF OPERATIONS

    The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the years ended December 31, 1994, 1995, and 1996.


YEAR ENDED DECEMBER 31,                      1994       1995       1996
                                             ----       ----       ----
Net Revenues                                100.0%     100.0%     100.0%
Operating expenses:
    Services, rent and maintenance           18.1       19.8       20.8
    Selling                                  14.7       12.2       11.7
    General and administrative               33.2       31.6       31.1
    Depreciation and amortization            26.1       27.0       30.3
                                             ----       ----       ----

Operating income                              7.9        9.4        6.1

Net loss                                     (4.4)      (8.0)     (11.6)

EBITDA                                       34.0       36.4       36.4

EBITDA for domestic operations               34.0       36.4       37.5

     Net Revenues for the year ended December 31, 1996 were $705.8 million, an increase of 27.7% over $552.6 million for the year ended December 31, 1995.
Net Revenues for the year ended December 31, 1995 increased 34.3% from $411.6 million for the year ended December 31, 1994. Revenues from services, rent, and maintenance, which the Company considers its primary business, increased 28.9% to $686.0 million for the year ended December 31, 1996, compared to $532.1 million for the year ended December 31, 1995. Services, rent, and maintenance revenues for the year ended December 31, 1995 increased 36.5% from $389.9 million for the year ended December 31, 1994. These increases were primarily due to continued growth in the number of pagers in service with subscribers of the Company. The number of pagers in service with subscribers at December 31, 1996, 1995, and 1994 was 9,002,733, 6,737,907, and 4,408,842,
respectively. The increase in the pagers in service with subscribers from December 31, 1995 to December 31, 1996 and from December 31, 1994 to December 31, 1995 was 33.6% and 52.8%, respectively. Contributing to the growth in the number of pagers in service with subscribers is the Company's expanding local and national third-party reseller customer base, which includes the impact of the Company's National Accounts Division and, during 1995, acquisitions of certain paging assets, including approximately 343,000 pagers in service. The Company's National Accounts Division represents a new distribution strategy which gives the Company an opportunity to reach into broader markets, including consumers, by partnering with large companies that are regional or national in scope and have large customer bases. In addition, the Company's National Accounts Division includes customer relationships with national resellers, where it sells pagers to major third parties and provides paging service at reduced rates. The resellers, in turn, lease or resell the pagers to their own subscribers and resell the Company's paging service under marketing agreements. As the Company increases reliance on distribution of pagers and paging services through resellers and marketing affiliates, the Company may experience increased variability in quarterly and annual results relating to the net addition of pagers.

     Product sales, less cost of products sold, were relatively flat for the year ended December 31, 1996 compared to the year ended December 31, 1995. Product sales, less cost of products sold, were $19.9 million (2.8% of Net Revenues) for 1996 compared to $20.5 million (3.7% of Net Revenues) for 1995. Product sales, less cost of products sold, were $21.7 million (5.3% of Net Revenues) for the year ended December 31, 1994. The decreases in product sales, less cost of products sold, as a percentage of Net Revenues were primarily attributable to lower product sales margins being derived as a result of more competitive pricing for product sales. Management expects this competitive pricing trend to continue in 1997.

     Services, rent, and maintenance expenses for the year ended December 31, 1996 increased 34.2% to $146.9 million (20.8% of Net Revenues) compared to $109.5 million (19.8% of Net Revenues) for the year ended December 31, 1995. Services, rent, and maintenance expenses for the year ended December 31, 1995 increased by 47.1% from $74.5 million (18.1% of Net Revenues) for the year ended December 31, 1994. These increases in services, rent and maintenance expenses and the increases as a percentage of Net Revenues were a result of growth in the number of pagers in service with subscribers of the Company, expenses associated with an increase in transmitter sites in order to ensure reliable transmission of enhanced messaging services, and expansion of nationwide transmission networks.

     For the year ended December 31, 1996, selling expenses increased 22.5% to $82.8 million (11.7% of Net Revenues) from $67.6 million (12.2% of Net Revenues) for the year ended December 31, 1995. Selling expenses for the year ended December 31, 1995 increased by 11.6% from $60.6 million (14.7% of Net Revenues) for the year ended December 31, 1994. The increase in selling expenses resulted from the addition of sales personnel to support continued growth in both Net Revenues and the number of pagers in service with subscribers. The decline in selling expenses as a percentage of Net Revenues was primarily attributable to the expansion of local and national third-party resellers, for which the Company incurred less selling costs on units placed in service through this channel than through the direct channel. In addition, since sales commissions are paid to the direct sales force at the time a new unit is placed in service and not in subsequent months when the unit continues to generate revenue, the Company's continued growth in the number of pagers in service results in a decline in selling expenses as a percentage of the Net Revenues.

     General and administrative expenses increased 25.7% to $219.3 million (31.1% of Net Revenues) for the year ended December 31, 1996, compared to $174.4 million (31.6% of Net Revenues) for the year ended December 31, 1995. General and administrative expenses for the year ended December 31, 1995 increased by 27.8% from $136.5 million (33.2% of Net Revenues) for the year ended December 31, 1994. The increase in general and administrative expenses occurred to support the growth in the number of pagers in service with subscribers of the Company. The decline in general and administrative expenses as a percentage of Net Revenues is primarily attributable to the improved revenue performance of operations opened in 1992 through 1994. Historically, domestic start-up operations have typically required three to four years to achieve results similar to the Company's more mature operations.

     Depreciation and amortization expenses increased for the year ended December 31, 1996, as compared to the prior year by 43.3% from $149.0 million to $213.4 million. Depreciation and amortization expenses for the year ended December 31, 1995 increased by 38.8% from $107.4 million for the year ended December 31, 1994. These increases in depreciation and amortization expenses were primarily due to the increase in the number of pagers owned by the Company and leased to subscribers, the increase in computer and paging equipment, and the acquisitions discussed in Note 13 to the consolidated financial statements. Depreciation and amortization expenses will increase significantly in 1997 due to changes in pager depreciation and the commencement of amortization of PCS and SMR licenses and certain other costs upon the introduction of VoiceNow (including the depreciation of the Company's VoiceNow pagers), which occurred on February 24, 1997. Effective January 1, 1997, the Company is shortening the depreciable life of its pagers from four to three years, and revising the related residual values. The change is being made to better reflect the estimated periods during which the pagers will remain in service. The change will have an effect of increasing depreciation expense by approximately $35 million in 1997.

     Operating income decreased 16.8% from $52.1 million (9.4% of Net Revenues) for the year ended December 31, 1995 to $43.4 million (6.1% of Net Revenues) for the year ended December 31, 1996. Operating income for the year ended December 31, 1995 increased 59.6% from $32.7 million (7.9% of Net Revenues) for the year ended December 31, 1994.

     As a result of the above factors, EBITDA increased 27.7% to $256.8 million (36.4% of Net Revenues) for 1996 compared to $201.1 million (36.4% of Net Revenues) for 1995. EBITDA for the year ended December 31, 1995 increased by 43.6% from $140.0 million (34.0% of Net Revenues) for the year ended December 31, 1994. In 1996, EBITDA and the percentage of Net Revenues were negatively impacted by the Company's international start-up operations. EBITDA for the Company's domestic operations increased 31.5% to $264.6 million (37.5% of Net Revenues) for 1996 compared to $201.1 million (36.4% of Net Revenues) for 1995. The Company anticipates that during 1997 its VoiceNow service will have an incremental negative impact of $30 million to $40 million on consolidated operating cash flow.

     Interest expense for the years ended December 31, 1996, 1995, and 1994 was $128.0 million, $102.8 million, and $53.7 million, respectively. These increases in interest expense were primarily due to the average level of indebtedness outstanding during these years. The average level of indebtedness outstanding during 1996, 1995, and 1994 was approximately $1.2 billion, $916.6 million, and $490.2 million, respectively. Interest expense for 1995 included the write-off of approximately $6.6 million of debt issuance costs related to the amended and restated $450.0 million credit agreement.

     Interest income for the year ended December 31, 1996 was $3.7 million compared to $6.5 million for 1995. The interest income in 1996 was the result of investing the remaining net proceeds of the 10% Senior Subordinated Notes (10% Notes) issued in October 1996 and the remaining net proceeds of the 10.125% Senior Subordinated Notes (10.125% Notes) issued in July 1995. The interest income in 1995 was the result of investing the remaining net proceeds of the 10.125% Notes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and expansion into new markets and product lines require substantial capital investment for the development and installation of wireless communications systems and for the procurement of pagers and paging equipment. Capital expenditures (excluding payments for licenses and acquisitions) were $402.5 million, $312.3 million, and $213.3 million for the years ended December 31, 1996, 1995, and 1994, respectively. For 1996, capital expenditures were funded from the remaining net proceeds of the 10% Notes and 10.125% Notes, net cash provided by operating activities ($75.5 million), and borrowings under the Company's credit agreements. For 1995, capital expenditures were funded from the remaining net proceeds of the 10.125% Notes, net cash provided by operating activities ($160.6 million), and borrowings under the Company's credit agreements. For 1994, capital expenditures were funded from the remaining net proceeds of the 8.875% Senior Subordinated Notes (8.875% Notes), net cash provided by operating activities ($107.7 million), and borrowings under the Company's credit agreement. The increase in net cash provided by operating activities from 1994 to 1995 was $52.9 million, of which $32.3 million was due to an increase in accounts payable, arising from a significant amount of paging and other equipment purchased in fourth quarter of 1995. The subsequent payments for this paging and other equipment in 1996 and the increase in inventories contributed to a decrease in net cash provided by operating activities of $85.1 million from 1995 to 1996.

     Inventories increased from $14.1 million at December 31, 1995 to $57.7 million at December 31, 1996, largely due to purchases to support the Company's expanding number of third-party resellers and marketing affiliates serviced through the Company's National Accounts Division. Many of these affiliates sell privately labeled units across multiple product lines, resulting in the Company carrying larger inventories. Inventory purchases have also increased due to continued strong growth in the Company's alphanumeric product line. Alphanumeric pagers have a significantly higher unit cost compared to numeric display pagers. In 1996, the Company's National Accounts Division opened a state-of-the-art distribution facility in the Dallas area. The fully automated center will allow the Company to more effectively manage inventory levels.

     In 1994, the Company acquired three nationwide narrowband personal communications services (PCS) frequencies in a Federal Communications Commission (FCC) auction at a cost of $197 million. During April 1996, the Company concluded its participation in an FCC auction of specialized mobile radio (SMR) frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States for a total purchase price of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these SMR frequencies from incumbent operators. The total cost of the investment will be approximately $250 million, of which $109 million was paid in 1996 and the remainder will be paid in 1997 and 1998.

     The Company intends to employ these PCS and SMR frequencies to build a two-way network over which it can deploy new products such as its new voice paging service, VoiceNow. The Company currently estimates that the capital expenditures to build the two-way network, exclusive of the costs of acquiring SMR frequencies and of VoiceNow pagers, may total approximately $200 million, of which $47 million was incurred during 1996.

     During 1995, the Company acquired certain paging assets of Comtech, Inc. - Paging Division; SNET Paging, Inc. and its wholly owned subsidiary, TNI Associates, Inc.; two subsidiaries of PageAmerica; Page Florida; International Paging Corp.; and Celpage, Inc. - Atlanta Branch, including various frequencies and approximately 343,000 pagers in service. The payments for these purchases aggregated approximately $117.6 million, subject to increase or decrease based on post-closing events of certain acquisitions.

     Through its subsidiary, Paging Network of Canada Inc., the Company began offering paging services in Canada in April 1996. In July 1996, the Company purchased a 25% interest in an existing Spanish paging company. In December 1996, the Company signed agreements as the operational partner with a 20% interest in a joint venture to provide paging services in Brazil. The Company commenced operations in Brazil during the first quarter of 1997. The Company is considering other opportunities for international expansion, with the goal of creating a portfolio of select international operations. Paging market penetration in many international markets is relatively low, and many such markets have only a small number of existing paging providers. The Company believes that in these markets its strategy of low-cost, high quality service is likely to be successful. Additional investments will depend on such factors as growth rates, new market opportunities, and execution of financing plans that maximize value for the Company's stockholders.

     On June 5, 1996, the Company amended its credit agreement with its group of lenders (the Credit Agreement). The Credit Agreement provides for a $1.0 billion revolving loan. Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount available for borrowing is equal to a specified multiple of EBITDA for the most recently ended fiscal quarter multiplied by four. As of February 28, 1997, the Company had $144.0 million of borrowings outstanding under its Credit Agreement and approximately $274.4 million was available for additional borrowings. The Credit Agreement expires on December 31, 2004. The maximum borrowings which may be outstanding under the Credit Agreement begin reducing on June 30, 2001.

     On June 5, 1996, the Company's wholly-owned Canadian subsidiary, Paging Network of Canada Inc. (PageNet Canada), along with the Company's majority-owned Canadian subsidiary, Madison Telecommunications Holdings, Inc. (MadTel Holdings), established new credit facilities in Canada. These credit facilities are denominated in Canadian dollars; however, the amounts reported herein are the U.S. dollar equivalents as of December 31, 1996. The credit agreements provide for total borrowings of approximately $40 million by PageNet Canada and approximately $25 million by MadTel Holdings, of which PageNet Canada and MadTel Holdings are able to initially borrow approximately $20 million and approximately $16 million, respectively, under fully collateralized borrowings. The remaining amounts are available for borrowings provided they are either collateralized or certain financial covenants are met. As of December 31, 1996, PageNet Canada had approximately $18 million and MadTel Holdings had approximately $11 million of borrowings outstanding under the credit facilities. The maximum borrowings which may be outstanding under the credit facilities begin reducing on June 30, 1999, and both credit agreements expire on June 30, 2003.

     On October 16, 1996, the Company completed an offering of $500.0 million of 10% Notes which contain various covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness; pay dividends; engage in transactions with affiliates; sell assets; and engage in mergers, consolidations, and other acquisitions. The net proceeds of $488.8 million from the sale of the 10% Notes were used to repay $417.2 million of revolving loans and accrued interest as of October 16, 1996 under the Company's revolving credit agreement. The Company used the remaining net proceeds from the sale of the 10% Notes for working capital, capital expenditures, and other general corporate purposes, which included expansion of its existing business and acquisition of new paging frequencies.

     On February 19, 1997, the Board of Directors of the Company voted to redeem all of the Company's outstanding 11.75% Senior Subordinated Notes (11.75% Notes). The redemption will occur on May 15, 1997 utilizing funds to be borrowed under the Company's Credit Agreement. The Company expects to record an extraordinary loss on the early retirement of the 11.75% Notes of approximately $15 million in the second quarter of 1997. As a result of the redemption of the

11.75% Notes, the Company anticipates an incremental savings in interest expense of approximately $4 million in 1997.

     It is anticipated that 1997 net cash from operating activities will be insufficient to fund 1997 capital expenditures (including the costs to build the two-way network) and frequency purchases. These expenditures, which are expected to exceed $600 million, primarily relate to the development of a new nationwide digital transmission network for the Company's new VoiceNow service and the Company's ongoing paging operations, including greater market share of existing markets and expansion of the Company's operations into new markets. These expenditures will be funded with additional borrowings. The Company currently estimates 1997 incremental indebtedness may aggregate in excess of $500 million.

     Inflation is not a material factor affecting the Company's business. Paging system equipment and transmission costs have not increased and pager costs have actually declined significantly over time; these lower costs have been reflected in lower prices charged to the Company's subscribers. General operating expenses such as salaries, employee benefits, and occupancy costs are, however, subject to normal inflationary pressures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                              Page
                                                                                              ----
Report of Independent Auditors                                                                33

Paging Network, Inc. Consolidated Statements of Operations
   for the years ended December 31, 1996, 1995, and 1994                                      34

Paging Network, Inc. Consolidated Balance Sheets as of
   December 31, 1996 and 1995                                                                 35

Paging Network, Inc. Consolidated Statements of Cash Flows
   for the years ended December 31, 1996, 1995, and 1994                                      36

Paging Network, Inc. Consolidated Statements of Stockholders' Deficit
   for the years ended December 31, 1996, 1995, and 1994                                      37

Paging Network, Inc. Notes to Consolidated Financial Statements                               38

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Paging Network, Inc.

We have audited the accompanying consolidated balance sheets of Paging Network, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paging Network, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                              ERNST & YOUNG LLP



Dallas, Texas
February  19, 1997

                             PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Information)




                                                                         YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                     1994        1995         1996
                                                                   ---------   ---------   ---------

Services, rent and maintenance revenues                            $ 389,919   $ 532,079   $ 685,960
Product sales                                                         99,765     113,943     136,527
                                                                   ---------   ---------   ---------
             Total revenues                                          489,684     646,022     822,487
Cost of products sold                                                (78,102)    (93,414)   (116,647)
                                                                   ---------   ---------   ---------
                                                                     411,582     552,608     705,840
Operating expenses:
       Services, rent and maintenance                                 74,453     109,484     146,896
       Selling                                                        60,555      67,561      82,790
       General and administrative                                    136,539     174,432     219,317
       Depreciation and amortization                                 107,362     148,997     213,440
                                                                   ---------   ---------   ---------
            Total operating expenses                                 378,909     500,474     662,443
                                                                   ---------   ---------   ---------

Operating income                                                      32,673      52,134      43,397

Other income (expense):
       Interest expense                                              (53,717)   (102,846)   (128,014)
       Interest income                                                 3,079       6,511       3,679
       Equity in loss of an unconsolidated
         subsidiary                                                       --          --        (882)
                                                                   ---------   ---------   ---------
            Total other income (expense)                             (50,638)    (96,335)   (125,217)
                                                                   ---------   ---------   ---------

Net loss                                                           $ (17,965)  $ (44,201)  $ (81,820)
                                                                   =========   =========   =========

Net loss per share                                                 $   (0.18)  $   (0.43)  $   (0.80)
                                                                   =========   =========   =========


                             See accompanying notes

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share Information)



                                                                                    DECEMBER 31,
                                                                             -------------------------
                                                                                 1995          1996
                                                                             -----------   -----------
ASSETS
Current assets:
       Cash and cash equivalents                                             $   198,182   $     3,777
       Accounts receivable (less allowance for doubtful accounts of
         $4,704 and $4,994 in 1995 and 1996, respectively)                        41,335        60,089
       Inventories                                                                14,084        57,690
       Prepaid expenses                                                            5,495         8,872
                                                                             -----------   -----------
              Total current assets                                               259,096       130,428

Property, equipment, and leasehold improvements, at cost                         841,022     1,171,090
       Less accumulated depreciation                                            (225,413)     (330,055)
                                                                             -----------   -----------
              Net property, equipment, and leasehold improvements                615,609       841,035

Other non-current assets, at cost                                                384,098       547,067
       Less accumulated amortization                                             (30,465)      (56,417)
                                                                             -----------   -----------
              Net other non-current assets                                       353,633       490,650
                                                                             -----------   -----------
                                                                             $ 1,228,338   $ 1,462,113
                                                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                      $    69,776   $    59,857
       Accrued interest                                                           34,670        41,853
       Accrued expenses                                                           34,421        38,460
       Customer deposits                                                          20,255        22,430
                                                                             -----------   -----------
              Total current liabilities                                          159,122       162,600
                                                                             -----------   -----------

Long-term obligations                                                          1,150,000     1,459,188

Commitments and contingencies                                                         --            --

Stockholders' deficit:
       Common Stock - $.01 par, authorized 250,000,000 shares;
         issued and outstanding 102,245,807 shares at December 31,
         1995 and 102,621,077 shares at December 31, 1996                          1,022         1,026
       Paid-in capital                                                           121,701       124,522
       Accumulated deficit                                                      (203,507)     (285,327)
       Foreign currency translation adjustments                                       --           104
                                                                             -----------   -----------
               Total stockholders' deficit                                       (80,784)     (159,675)
                                                                             -----------   -----------
                                                                             $ 1,228,338   $ 1,462,113
                                                                             ===========   ===========


                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                   1994        1995        1996
                                                                 ---------   ---------   ---------
Operating activities:
        Net loss                                                 $ (17,965)  $ (44,201)  $ (81,820)
        Adjustments to reconcile net loss
            to cash provided by operating activities:
                 Depreciation and amortization                     107,362     148,997     213,440
                 Provision for doubtful accounts                    11,664      12,209      14,033
                 Equity in loss of an unconsolidated subsidiary         --          --         882
                 Write-off of debt issuance costs                       --       6,641          --
                 Amortization of debt issuance costs                 2,764       4,313       5,261
                 Payment of consent solicitation
                     on 11.75% Senior Notes                         (5,896)         --          --
        Changes in operating assets and
             liabilities:
                  Accounts receivable                              (20,289)    (28,393)    (32,787)
                  Inventories                                       (2,501)     (3,495)    (43,606)
                  Prepaid expenses                                     711      (4,144)     (3,377)
                  Accounts payable                                   9,532      41,860      (9,919)
                  Accrued expenses                                  18,941      24,715      11,222
                  Customer deposits                                  3,421       2,127       2,175
                                                                 ---------   ---------   ---------
Net cash provided by operating activities                          107,744     160,629      75,504
                                                                 ---------   ---------   ---------

Investing activities:
        Capital expenditures                                      (213,308)   (312,289)   (402,510)
        Payments for spectrum licenses                             (39,672)   (157,600)   (109,236)
        Business acquisitions and joint venture investments         (5,705)   (111,872)     (9,352)
        Restricted cash invested in money market instruments            --          --     (27,039)
        Other                                                       (2,154)     (7,626)    (18,107)
                                                                 ---------   ---------   ---------
Net cash used in investing activities                             (260,839)   (589,387)   (566,244)
                                                                 ---------   ---------   ---------

Financing activities:
        Borrowings under credit agreements                           4,000     564,850     223,438
        Repayments of long-term obligations                       (142,500)   (318,850)   (414,250)
        Proceeds from Senior Notes offerings                       300,000     400,000     500,000
        Debt issuance costs on Senior Notes offerings               (8,250)    (10,132)    (11,250)
        Debt issuance costs on credit agreements                        --     (13,531)     (3,766)
        Proceeds from exercise of Common Stock options               1,423       3,325       2,825
        Other                                                       (1,618)     (1,173)       (662)
                                                                 ---------   ---------   ---------
Net cash provided by financing activities                          153,055     624,489     296,335
                                                                 ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents                   (40)    195,731    (194,405)
Cash and cash equivalents at beginning of year                       2,491       2,451     198,182
                                                                 ---------   ---------   ---------
Cash and cash equivalents at end of year                         $   2,451   $ 198,182   $   3,777
                                                                 =========   =========   =========

                             See accompanying notes

                              PAGING NETWORK, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 Year ended December 31, 1994, 1995, and 1996
                    (In Thousands, Except Share Information)


                                                                                         Foreign
                                                                                         Currency
                                                      Common    Paid-in    Accumulated  Translation    Stockholders'
                                                      Stock     Capital      Deficit    Adjustments     Deficit
                                                    ---------  ---------    ---------    ---------     ---------
Balance, December 31, 1993                          $   1,011  $ 116,964    $(141,341)   $      --     $ (23,366)
    Issuance of 319,302 shares of
        Common Stock upon exercise
        of stock options                                    3      1,420           --           --         1,423
    Net loss                                               --         --      (17,965)          --       (17,965)
                                                    ---------  ---------    ---------    ---------     ---------
Balance, December 31, 1994                              1,014    118,384     (159,306)          --       (39,908)
    Issuance of 840,007 shares of
        Common Stock upon exercise
        of stock options                                    8      3,317           --           --         3,325
    Net loss                                               --         --      (44,201)          --       (44,201)
                                                    ---------  ---------    ---------    ---------     ---------
Balance, December 31, 1995                              1,022    121,701     (203,507)          --       (80,784)
    Issuance of 375,270 shares of
        Common Stock upon exercise
        of stock options                                    4      2,821           --           --         2,825
    Net loss                                               --         --      (81,820)          --       (81,820)
    Foreign currency translation
        adjustments                                        --         --           --          104           104
                                                    ---------  ---------    ---------    ---------     ---------

Balance, December 31, 1996                          $   1,026  $ 124,522    $(285,327)   $     104     $(159,675)
                                                    =========  =========    =========    =========     =========


                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     Paging Network, Inc. (the Company) is a provider of paging and wireless messaging services. The Company provides paging services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, and Canada, including local paging service in all of the largest 100 markets (in population) in the United States, and owns a minority interest in joint ventures of paging companies in Spain and Brazil. The consolidated financial statements of the Company include the accounts of all of its wholly and majority-owned subsidiaries. All intercompany transactions have been eliminated.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Inventories - Inventories consist of pagers which are held specifically for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

     Property, equipment, and leasehold improvements - Property, equipment, and leasehold improvements are stated at cost, less accumulated depreciation. Expenditures for maintenance are charged to expense as incurred. Upon retirement of units of equipment, the costs of units retired and the related accumulated depreciation amounts are removed from the accounts. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Machinery and equipment                                           3 to 7 years
Pagers                                                                 4 years (1)
Furniture and fixtures                                                 7 years
Leasehold improvements                                                 5 years (2)
Buildings and building improvements                                   20 years

(1) Effective January 1, 1997, the Company changed the estimated useful life of pagers to 3 years, with estimated residual values ranging to $20.

(2)  Or  term of lease if shorter.

     The Company does not manufacture any of the pagers or related transmitting and computerized paging terminal equipment used in the Company's paging operations. The Company purchases its pagers primarily from Motorola, Inc. However, pagers are available for purchase from multiple sources, consistent with normal manufacturing and delivery lead times.

     Other non-current assets - Other non-current assets are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method based upon the following estimated useful lives:

    Licenses and frequencies                                40 years
    Excess of cost over fair market
      value of net assets acquired                          20 years
    Other intangible assets                     18 months - 12 years
    Other non-current assets                    18 months - 12 years

    The Company continually evaluates other non-current assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). The adoption of SFAS No. 121 did not have any impact on the Company.

    Income taxes - Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

    Reclassifications - Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 presentation.

2.    PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

    The cost of property, equipment, and leasehold improvements consisted of the following:


(IN THOUSANDS) DECEMBER 31,                    1995             1996
                                               ----             ----
Machinery and equipment                       $394,331       $  571,963
Pagers                                         372,128          489,427
Furniture and fixtures                          46,189           57,550
Leasehold improvements                          25,036           35,130
Land, buildings, and building improvements       3,338           17,020
                                              --------       ----------
    Total cost                                $841,022       $1,171,090
                                              ========       ==========

3.  OTHER NON-CURRENT ASSETS

    The cost of other non-current assets consisted of the following:

(IN THOUSANDS) DECEMBER 31,                       1995             1996
                                                  ----             ----
Licenses and frequencies                      $249,058         $358,272
Excess of cost over fair market value
    of assets acquired                          34,543           34,899
Other intangible assets                         53,741           55,893
Restricted cash invested in money
    market instruments, at fair value                -           27,039
Other non-current assets                        46,756           70,964
                                              --------        ---------
     Total                                    $384,098         $547,067
                                              ========        =========


    Licenses and frequencies consist of amounts paid in conjunction with the purchase of three nationwide narrowband PCS frequencies at a Federal Communications Commission (FCC) auction held in 1994, amounts paid in conjunction with the purchase of two to four blocks of two-way 900 MHz specialized mobile radio (SMR) major trading area based licenses, amounts paid to purchase exclusive rights to certain of the SMR frequencies from incumbent operators, and amounts paid to secure other paging licenses. Amortization of certain of these costs commenced during the first quarter of 1997 when the related frequencies were placed into service.

    Other intangible assets generally consist of customer lists, start-up costs, and FCC application costs.


4.  LONG-TERM OBLIGATIONS

    Long-term obligations consisted of the following:

(IN THOUSANDS) DECEMBER 31,                                       1995              1996
                                                                  ----              ----
Revolving loans                                               $        -        $   59,188
Term loans due March 31, 2002                                    250,000                 -
11.75% Senior Subordinated Notes due May 15, 2002                200,000           200,000
8.875% Senior Subordinated Notes due February 1, 2006            300,000           300,000
10.125% Senior Subordinated Notes due August 1, 2007             400,000           400,000
10% Senior Subordinated Notes due October 15, 2008                     -           500,000
                                                              ----------        ----------
    Total long-term obligations                               $1,150,000        $1,459,188
                                                              ==========        ==========

    On June 5, 1996, the Company amended its credit agreement with its group of lenders (the Credit Agreement). The Credit Agreement provides for a $1.0 billion revolving loan. Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount available for borrowing is equal to a specified multiple of annualized earnings before interest, income taxes, depreciation, and amortization based on the most recently ended quarter. As of December 31, 1996, the Company had $30.0 million of borrowings outstanding under its Credit Agreement and approximately $390.4 million was available for additional borrowings. The Company's Credit Agreement expires on December 31, 2004. The maximum borrowings which may be outstanding under the revolving loan are permanently reduced beginning on June 30, 2001, as follows: 2001 - $150.0 million; 2002 - $200.0 million; 2003 - $250.0 million; and 2004 - $400.0 million. In 1995, the Company expensed debt issuance costs of approximately $6.6 million related to a prior $450.0 million credit agreement.

    Under the Credit Agreement, the Company may designate all or a portion of the revolving loan to be either a Base Rate Loan or a London Interbank Offered Rate (LIBOR) loan. As of December 31, 1996, the Company had designated $22.0 million of the revolving loan as a LIBOR Rate loan which bears interest at a rate equal to the LIBOR rate plus a spread of 1.50% based on the Company's total leverage ratio as defined. As of December 31, 1996, the Company had designated $8.0 million of the revolving loan as a Base Rate Loan which bears interest at a rate equal to the sum of the Applicable Margin plus the higher of
(i) the rate established by the Administrative Agent from time to time as its reference rate for the determination of interest rates for loans of varying maturities in U.S. Dollars to U.S. persons, and (ii) the Federal funds rate plus 0.50%. The interest rates for the $22.0 million LIBOR Rate loan and the $8.0 million Base Rate Loan at December 31, 1996 were 7.00% and 8.75%, respectively.

    The Credit Agreement prohibits the Company from paying cash dividends or other cash distributions to stockholders. The Credit Agreement also prohibits the Company from paying more than a total $2.0 million in connection with the purchase of Common Stock owned by employees whose employment with the Company is terminated (see Note 6). The Credit Agreement contains other covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, engage in transactions with affiliates, dispose of assets, and engage in mergers, consolidations, and other acquisitions. Amounts owing under the Credit Agreement are secured by a security interest in substantially all of the Company's assets, the assets of the Company's subsidiaries, and the capital stock of the subsidiaries of the Company.

    On June 5, 1996, the Company's wholly-owned Canadian subsidiary, Paging Network of Canada Inc. (PageNet Canada), along with the Company's majority-owned Canadian subsidiary, Madison Telecommunications Holdings, Inc. (MadTel Holdings), established new credit facilities in Canada. These credit facilities are denominated in Canadian dollars; however, the amounts reported herein are the U.S. dollar equivalents as of December 31, 1996. The credit agreements provide for total borrowings of approximately $40 million by PageNet Canada and approximately $25 million by MadTel Holdings, of which PageNet Canada and MadTel Holdings are able to initially borrow approximately $20 million and approximately $16 million, respectively, under fully collateralized borrowings. The remaining amounts are available for borrowings provided they are either collateralized or certain financial covenants are met. As of December 31, 1996, PageNet Canada had approximately $18 million and MadTel Holdings had approximately $11 million of borrowings outstanding under the credit facilities. The Company, along with Madison Venture Corporation, the minority interest shareholder in MadTel Holdings, is a guarantor of both credit agreements to the extent of the amounts deposited with the lenders to collateralize outstanding borrowings under the credit facilities. As of December 31, 1996, $27.0 million was deposited by the Company with the lenders to collateralize outstanding borrowings and was included in other non-current assets. The maximum borrowings which may be outstanding under the credit facilities begin reducing on June 30, 1999, and both credit agreements expire on June 30, 2003.

      The 11.75% Senior Subordinated Notes (11.75% Notes), the 8.875% Senior Subordinated Notes (8.875% Notes), the 10.125% Senior Subordinated Notes (10.125% Notes), and the 10% Senior Subordinated Notes (10% Notes) are redeemable on or after May 15, 1997, February 1, 1999, August 1, 2000, and October 15, 2001, respectively, at the option of the Company, in whole or in part from time to time, at certain prices declining annually to 100 percent of the principal amount on or after May 15, 1999, February 1, 2002, August 1, 2003, and October 15, 2004, respectively, plus accrued interest. The 11.75% Notes, the 8.875% Notes, the 10.125% Notes, and the 10% Notes are subordinated in right of payment to all senior debt, and contain various covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets, and engage in mergers, consolidations, and other acquisitions.

    On February 19, 1997, the Board of Directors of the Company voted to redeem all of the Company's outstanding 11.75% Notes. The redemption will occur on May 15, 1997 utilizing funds to be borrowed under the Company's Credit Agreement. The Company expects to record an extraordinary loss on the early retirement of the 11.75% Notes of approximately $15 million in the second quarter of 1997.

    Based on quoted market prices, the fair value of the 11.75% Notes, the 8.875% Notes, the 10.125% Notes, and the 10% Notes at December 31, 1996 was $215.0 million, $286.1 million, $409.5 million, and $506.3 million, respectively.

    In November 1994, the Company received consent from holders of its 11.75% Notes to amend the indenture governing the 11.75% Notes (the Indenture). The purpose of this amendment was to provide the Company with greater flexibility in pursuing corporate opportunities (including the incurrence of additional debt) and to conform certain covenants in the Indenture to the less restrictive covenants contained in the indenture governing the Company's 8.875% Notes. The Company paid an aggregate of $5.9 million to the holders of the 11.75% Notes who had given consent and the Indenture was amended accordingly.

5.  INCOME TAXES

    For the years ended December 31, 1994, 1995, and 1996, the Company had no provision or benefit for income taxes because the deferred benefit from the operating losses was offset by an increase in the valuation allowance of $6.8 million, $14.6 million, and $28.1 million, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:


(IN THOUSANDS) DECEMBER 31,                        1995              1996
                                                   ----              ----
Deferred tax assets:
    Net operating loss carryforwards            $   74,038       $   112,353
    Deferred revenue                                 2,003             3,386
    Bad debt reserve                                 1,834             1,933
    Other tax credit carryforwards                     691               691
    Other                                            3,907             4,354
                                                ----------       -----------
        Total deferred tax assets                   82,473           122,717
    Valuation allowance                            (50,642)          (78,757)
                                                ----------       -----------
        Net deferred tax assets                     31,831            43,960
Deferred tax liabilities:
    Depreciation                                   (28,122)          (38,345)
    Amortization                                    (3,709)           (5,615)
                                                ----------       -----------
        Total deferred tax liabilities             (31,831)          (43,960)
                                                ----------       -----------
                                                $        -       $         -
                                                ==========       ===========



    At December 31, 1996, the Company has net operating loss carryforwards of approximately $288 million that expire in years 1999 through 2011.

6.  STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The 1982 Incentive Stock Option Plan, as amended (1982 Plan), for officers and key employees of the Company provides for the granting of stock options intended to qualify as Incentive Stock Options (ISOs) to purchase Common Stock at not less than 100% of the fair market value on the date the option is granted, as determined by the Board of Directors. No further options may be granted under the 1982 Plan. At December 31, 1996, options for 333,381 shares were exercisable under the 1982 Plan. All options outstanding and exercisable under the 1982 Plan are fully vested.

    Options granted were exercisable immediately, or in installments as the Board of Directors determined at the time it granted such options, and have a duration of ten years from the date of grant. Any stock issued is subject to repurchase at the option of the Company which occurs at the exercise price for the unvested portion of the shares issued and at fair market value, as defined or allowed in the Stock Option Agreement, for the vested portion. Such options vest ratably over a five-year period from the date they first become exercisable. However, in the event of a change in ownership control of the Company, all options vest immediately.

    The 1991 Stock Option Plan (1991 Plan) for officers and key employees of the Company provides for the granting of ISOs and non-statutory options to purchase Common Stock at not less than 100% of the fair market value on the date the options are granted. The 1991 Plan is administered by a committee consisting of two members of the Board (the Committee). Approximately 370,000 shares remain available for grant under the 1991 Plan at December 31, 1996. A total of 1.47 million shares were vested and exercisable under the 1991 Plan at December 31, 1996. Options granted under the 1991 Plan are non-transferable except by the laws of descent and distribution and are exercisable upon vesting, which occurs either immediately or in installments, as the Board of Directors or the Committee may determine at the time it grants such options.

    The 1992 Stock Option Plan for Directors (Directors' Plan), for non-employee Directors of the Company, provides for the granting of non-statutory options to purchase Common Stock at not less than 100% of the fair market value on the date the options are granted. The Directors' Plan is administered by the Committee. The total number of shares of Common Stock with respect to which options may be granted under the Directors' Plan may not exceed 750,000. Approximately 480,000 shares remain available for grant under the Directors' Plan at December 31, 1996. A total of 117,000 shares were vested and exercisable at December 31, 1996. Options granted under the Directors' Plan are non- transferable except by the laws of descent and distribution and are exercisable upon vesting, which occurs either immediately or in installments, as the Board of Directors or the Committee may determine at the time it grants such options.

    With respect to the 1991 Plan and Directors' Plan, notwithstanding the above, ten business days before a merger or a change in the ownership control of the Company or a sale of substantially all the assets of the Company, all options issued vest immediately and become exercisable in full; upon a merger or a change in ownership control of the Company or the sale of substantially all the assets of the Company, all options issued under the 1991 Plan and Directors' Plan which have not been exercised terminate.

    On September 11, 1996, the Board of Directors of the Company approved an amendment to the 1991 Plan to increase the number of shares of the Company's Common Stock issuable pursuant thereto from 6,450,000 shares to 13,950,000 shares and that an additional 7,500,000 shares of Common Stock are reserved for options to be issued pursuant to the 1991 Plan. Adoption of this amendment to the 1991 Plan is subject to stockholder approval.

    On January 9, 1997, the Board of Directors of the Company approved the adoption of an additional stock option plan, the "Paging Network, Inc. 1997 Stock Option Plan" (Restricted Stock Plan). The maximum number of shares of Common Stock which may be available for purchase or grant pursuant to the Restricted Stock Plan is 300,000 shares. Adoption of the Restricted Stock Plan is subject to stockholder approval.

    Information concerning options at December 31, 1994, 1995, and 1996 is as follows:

                                                     1994          1995            1996
                                                  ---------      ---------      ---------
Outstanding January 1                             4,773,106      4,737,420      4,664,735
    Granted                                         522,400      1,605,800      2,307,100
    Canceled                                       (238,784)      (838,478)      (627,960)
    Exercised                                      (319,302)      (840,007)      (375,270)
                                                  ---------      ---------      ---------
Outstanding December 31                           4,737,420      4,664,735      5,968,605
                                                  =========      =========      =========
Options exercisable                               1,862,826      1,601,440      1,920,085
                                                  =========      =========      =========

Option price range-options outstanding         $0.40-$16.50   $2.67-$23.56   $2.67-$26.50
Option price range-options exercised           $0.40-$ 9.59   $0.40-$14.38   $2.73-$14.38

    Weighted-average exercise prices are as follows:

                                                       1994           1995          1996
                                                    ---------      ---------      ---------
Outstanding at January 1                            $  6.87        $  7.83        $ 12.22
    Granted                                           14.79          19.22          22.33
    Canceled                                           8.26           9.13          17.19
    Exercised                                          4.46           3.96           7.53
Outstanding at December 31                             7.83          12.22          15.90
Exercisable at December 31                             4.76           7.47           9.65

    Certain information is being presented based on a range of exercise prices as of December 31, 1996, as follows:

                                       $2.67-$9.25      $9.50-$17.13   $17.63-$22.75   $23.00-$26.50
                                       -----------      ------------   -------------   -------------
Number of shares outstanding             1,649,669         1,496,036       1,668,000       1,154,900
Weighted-average exercise price              $6.74            $13.19          $21.35          $24.61
Weighted-average remaining
    contractual life                      5.1 yrs.          7.6 yrs.        9.2 yrs.        9.1 yrs.
Number of shares exercisable             1,297,529           399,416         169,600          53,540
Weighted-average exercise
    price of shares exercisable              $6.39            $13.40          $21.34          $23.54

    The Company has adopted the pro forma disclosure provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). As required by SFAS No. 123, pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for employee stock options and stock-based awards granted subsequent to December 31, 1994 under the fair value method provided for under SFAS No. 123. The weighted-average fair value of stock options granted during 1995 and 1996 was $11.65 and $13.58, respectively. The fair value for the stock options granted to officers and key employees of the Company after January 1, 1995 was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk- free interest rates ranging from 5.63% to 7.79% for 1995 and ranging from 5.54% to 6.83% for 1996; a dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock ranging from 52.9% to 55.1% for 1995 and ranging from 53.2% to 54.4% for 1996; and a weighted-average expected life of each option ranging from 6.7 years to 7.0 years for both 1995 and 1996.

    For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per common share information):

                                                             1995             1996
                                                           ---------       ---------
Net loss                               As reported         $(44,201)       $(81,820)
                                         Pro forma         $(45,830)       $(88,033)

Net loss per common share              As reported         $  (0.43)       $  (0.80)
                                         Pro forma         $  (0.45)       $  (0.86)

    Because SFAS No. 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

7.  COMMITMENTS

    The Company has operating leases for office and transmitting sites with lease terms ranging from a month to approximately ten years. There are no significant renewal or purchase options. In most cases, the Company expects that in the normal course of business, leases will be renewed or replaced by other leases. Total rent expense for 1994, 1995, and 1996 was approximately $31.2 million, $47.9 million, and $60.7 million, respectively.

    The following is a schedule by year of future minimum rental payments required under operating leases that have remaining noncancelable lease terms in excess of one year at December 31, 1996.

YEAR ENDING DECEMBER 31: (IN THOUSANDS)
    1997                                                        $21,727
    1998                                                         16,188
    1999                                                         13,447
    2000                                                          9,264
    2001                                                          4,608
    Later years                                                   1,734
                                                                -------
        Total minimum payments required                         $66,968
                                                                =======


8.  CONTINGENCIES

    The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.


9.  COMMON STOCK AND NET LOSS PER SHARE

    Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the years ended December 31, 1994, 1995, and 1996, was 101.2 million, 101.9 million, and 102.5 million, respectively.

    The number of authorized shares of stock is 275.0 million, of which 250.0 million are Common Stock and 25.0 million are preferred stock. As of December 31, 1996, there were no preferred shares issued or outstanding.

    On May 23, 1996, the Company's stockholders approved an employee stock purchase plan of up to 2.0 million shares of the Company's Common Stock, which the Company implemented on January 1, 1997. Under the employee stock purchase plan, an employee may elect to purchase shares of the Company's Common Stock at the end of a two-year period at a price equal to 85% of the fair market value of the Company's Common Stock at the beginning or end of such two-year period, whichever is lower.

10. STATEMENT OF CASH FLOWS INFORMATION

    Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of December 31, 1996, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest for the years ended December 31, 1996, 1995, and 1994 were approximately $115.5 million, $71.2 million, and $40.5 million, respectively. There were no significant federal or state income taxes paid or refunded for the years ended December 31, 1996, 1995, and 1994.

11. EMPLOYEE BENEFIT PLANS

    The Company has adopted a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the Code) for all employees who have completed a specified term of service. As of December 31, 1996, the Company's contributions equaled 50% of employee contributions up to a maximum of 6% of the employee's compensation. Employees may elect to contribute up to 15% of their compensation on a pre-tax basis, not to exceed the maximum amount allowed as determined by the Code. The Company's contributions aggregated approximately $400,000 in 1994, $460,000 in 1995, and $1,940,000 in 1996.


12.   STOCK PURCHASE RIGHTS

    In September 1994, the Board of Directors of the Company adopted a Stock Purchase Rights Plan and declared a distribution of one common share purchase right for each outstanding share of the Company's Common Stock. This dividend distribution occurred on September 28, 1994 to shareholders of record as of the close of business on that date.

    Generally, the rights will become exercisable only if a person or group (i) acquires 20% or more of the Company's Common Stock or (ii) announces a tender offer that would result in ownership of 20% or more of the Company's Common Stock or (iii) is declared to be an "Adverse Person" by the Board of Directors. Adverse Person includes any person or group who owns at least 10% of the Company's Common Stock and attempts an action that would adversely impact the Company.

    Once a person or group has acquired 20% or more of the outstanding Common Stock of the Company, each right may entitle its holder (other than the 20% person or group) to purchase, at an exercise price of $150, shares of Common Stock of the Company (or of any company that acquires the Company) at a price equal to 50% of their current market price. Under certain circumstances, the Continuing Directors (as defined in the rights plan) may exchange the rights for Common Stock (or equivalent securities) on a one-for-one basis.

    Until declaration of an Adverse Person, or ten (10) days after public announcement that any person or group has acquired 20% or more of the Common Stock of the Company, the rights are redeemable at the option of the Board of Directors, in certain cases with the concurrence of the Continuing Directors. Thereafter, they may be redeemed by the Continuing Directors in connection with certain acquisitions not involving any acquiring person or Adverse Person or in certain circumstances following a disposition of shares by the acquiring person or Adverse Person. The redemption price is $0.01 per right. The rights will expire on September 27, 2004, unless redeemed prior to that date.

13.  ACQUISITIONS

    During 1995, the Company acquired certain paging assets of Comtech, Inc. - Paging Division; SNET Paging, Inc. and its wholly owned subsidiary, TNI Associates, Inc.; two subsidiaries of PageAmerica Group, Inc.; Page Florida; International Paging Corp.; and Celpage, Inc. - Atlanta Branch, including various frequencies and approximately 343,000 pagers in service for an aggregate cost of approximately $123.6 million, subject to increase or decrease based on post- closing events of certain acquisitions.

The following represents the unaudited pro forma results of operations as if the above acquisitions had occurred as of January 1, 1995, after giving effect to certain adjustments, including amortization of intangibles resulting from the allocation of the purchase price and interest expense on acquisition debt.


                                                          Year Ended
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)           December 31, 1995
                                                       -----------------
Total revenues                                            $  665,235
Net revenues                                                 567,847
Operating income                                              46,411
Net loss                                                     (54,422)
Net loss per share                                             (0.53)

    The pro forma results given above are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect during the period presented, and is not intended to be a projection of future results or trends.

14. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

    Quarterly financial information for the two years ended December 31, 1996 is summarized below.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            First             Second          Third          Fourth
                                           Quarter           Quarter         Quarter         Quarter
                                          --------          --------        --------        --------
1996
----
Services, rent and maintenance
    revenues                              $158,775          $167,036        $175,725        $184,424
Product sales                               27,598            32,143          35,967          40,819
                                          --------          --------        --------        --------
Total revenues                             186,373           199,179         211,692         225,243
Cost of products sold                      (23,352)          (27,124)        (30,855)        (35,316)
                                          --------          --------        --------        --------
                                           163,021           172,055         180,837         189,927
Operating income                            15,725            10,987           8,860           7,825
Net loss                                   (12,106)          (18,532)        (21,994)        (29,188)
Net loss per share                           (0.12)            (0.18)          (0.21)          (0.28)

1995
----

Services, rent and maintenance
    revenues                              $116,132          $124,178        $139,771        $151,998
Product sales                               25,973            28,783          29,336          29,851
                                          --------          --------        --------        --------
Total revenues                             142,105           152,961         169,107         181,849
Cost of products sold                      (20,646)          (23,700)        (23,607)        (25,461)
                                          --------          --------        --------        --------
                                           121,459           129,261         145,500         156,388
Operating income                            10,696            10,699          14,857          15,882
Net loss                                    (6,821) (1)      (16,169) (1)(2) (10,046)        (11,165)
Net loss per share                           (0.07) (1)        (0.16) (1)(2)   (0.10)          (0.11)



(1) Effective September 15, 1995, the Company effected a two-for-one stock split recorded in the form of a 100% stock dividend paid September 29, 1995. Share and per share amounts for periods indicated have been restated to reflect the stock split.

(2) Includes the write-off of debt issuance costs of approximately $6.6 million related to a prior credit agreement (see Note 4).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        No disclosure required.

                            ---------------------
                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 22, 1997, pages 3 through 7, under the caption "Proposal No. 1 - Election of Three
Directors."

    Information regarding the executive officers is included in Item 4 of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

    Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 22, 1997, pages 7 through 11, under the caption "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 22, 1997, pages 2 through 3, under the caption "Beneficial Ownership of Common Stock," and pages 3 through 7, under the caption "Proposal No. 1 - Election of Three Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on May 22, 1997, pages 11 through 12, under the caption "Contracts relating to Employment."

                            ---------------------
                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)   1.  Financial Statements.

          The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this report.

      2.  Financial Statements Schedules.

          The schedule listed in the accompanying index to financial statements and financial statement schedules is filed as part of this report.

      3.  Exhibits.

          The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(b)   Reports on Form 8-K

          On October 16, 1996, the Company filed a Current report on Form 8-K updating certain financial and business information related to the Company.

                              PAGING NETWORK, INC.
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                                 [ITEM 14 (a)]

                                                                Page
                                                                ----
  Report of Independent Auditors                                  33
  Consolidated Balance Sheets at
      December 31, 1996 and 1995                                  35
  For each of the three years in the
      period ended December 31, 1996:
      Consolidated Statements of Operations                       34
      Consolidated Statements of Cash Flows                       36
      Consolidated Statements of Stockholders' Deficit            37
  Notes to Consolidated Financial Statements                      38
  Consolidated financial statement schedule for each
      of the three years in the period ended
      December 31, 1996:
          II- Valuation and qualifying accounts                   54
  Report of Independent Auditors                                  55

    All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

                              PAGING NETWORK, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEAR ENDED DECEMBER 1994, 1995, AND 1996
                                 (IN THOUSANDS)

                                                           Additions
                                        Balance at        Charged to
                                         Beginning         Costs and                      Balance at
                                         of Period          Expenses      Deductions   End of Period
                                         ---------          --------      ----------   -------------
    Allowance for doubtful accounts:
          1994                              $2,819           $11,664         $10,677          $3,806
          1995                               3,806            12,209          11,311           4,704
          1996                               4,704            14,033          13,743           4,994

    REPORT OF INDEPENDENT AUDITORS


    The Board of Directors and Stockholders
    Paging Network, Inc.

    We have audited the consolidated financial statements of Paging Network, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 19, 1997. Our audits also included Schedule II - Valuation and Qualifying Accounts. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP



    Dallas, Texas
    February 19, 1997

                              PAGING NETWORK, INC.
                               INDEX TO EXHIBITS
                                 [ITEM 14 (a)]


    Exhibit No.                        Description
    -----------                        -----------
    3.1         Restated Certificate of Incorporation of the Registrant, as amended (1)

    3.3         By-laws of the Registrant, as amended (1)

    4.1         Articles Sixth, Seventh, Eighth, Twelfth and Thirteenth of the Restated Certificate of Incorporation of the
                Registrant, as amended (1)

    4.2         Articles II, III, and VII and Section 1 of Article VIII of the Registrant's Bylaws, as amended (1)

    4.3         Form of Indenture (2)

    4.4         Article V, Sections I, VI, and VII of the Registrant's By-laws, as amended (4)

      9         None

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

    12          Ratio of Earnings to Fixed Charges for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 (7)

    22          List of the Registrant's Subsidiaries (7)

    23          Consent of Independent Auditors (7)

           ________________________________________________________________

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

    (7)   Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PAGING NETWORK, INC.

  Date:  March 19, 1997            By: /s/ GLENN W. MARSCHEL
                                       -------------------------------------
                                           Glenn W. Marschel
                                           President and Chief Executive
                                           Officer (Principal Executive Officer)

  Date:  March 19, 1997            By: /s/ KENNETH W. SANDERS
                                       -------------------------------------
                                           Kenneth W. Sanders
                                           Senior Vice President - Finance,
                                           Treasurer, Chief Financial Officer
                                           and Assistant Secretary (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

  Date:  March 19, 1997               By: /s/ RICHARD C. ALBERDING
                                          -------------------------------------
                                              Richard C. Alberding, Director

  Date:  March 19, 1997               By: /s/ BRYAN C. CRESSEY
                                          -------------------------------------
                                              Bryan C. Cressey, Director

  Date:  March 19, 1997               By: /s/ JOHN P. FRAZEE, JR.
                                          -------------------------------------
                                              John P. Frazee, Jr., Director

  Date:  March 19, 1997               By: /s/ LEE M. MITCHELL
                                          -------------------------------------
                                              Lee M. Mitchell, Director

  Date:  March 19, 1997               By: /s/ GEORGE M. PERRIN
                                          -------------------------------------
                                              George M. Perrin, Chairman of
                                              the Board of Directors

  Date:  March 19, 1997               By: /s/ GLENN W. MARSCHEL
                                          -------------------------------------
                                              Glenn W. Marschel, President,
                                              Chief Executive Officer and
                                              Director

  Date:  March 19, 1997               By: /s/ CARL D. THOMA
                                          -------------------------------------
                                              Carl D. Thoma, Director

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                           DESCRIPTION
 -------                         -----------
   12    Ratio of Earnings to Fixed Charges for the years ended December 31, 1996, 1995,
         1994, 1993 and 1992

   22    List of the Registrant's Subsidiaries

   23    Consent of Independent Auditors

   27    Financial Data Schedule