Form 10-Q
period 1997-03-31
PAGING NETWORK INC
filed 1997-05-12
CIK 878324

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM      TO     .
                                                ----    ----

                          COMMISSION FILE NO. 0-19494


                              PAGING NETWORK, INC.

             (Exact name of the Registrant as specified in charter)


         DELAWARE                                             04-2740516
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

                             Yes  X      No
                                 ---        ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

            Title                       Shares Outstanding as of April 30, 1997
---------------------------------       ---------------------------------------
Common Stock, $ .01 par value                            102,621,077


The Company's Common Stock is publicly traded under the symbol "PAGE" through the National Association of Securities Dealers Automated Quotation National Market System.



================================================================================

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.


                         Index to Financial Statements

                                                                                         Page
                                                                                         ----
Paging Network, Inc. Consolidated Balance Sheets as of
     March 31, 1997 and December 31, 1996 (Unaudited)....................................  3

Paging Network, Inc. Consolidated Statements of Operations
     for the Three Months Ended March 31, 1997 and 1996 (Unaudited)......................  4

Paging Network, Inc. Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1997 and 1996 (Unaudited)......................  5

Paging Network, Inc. Notes to Consolidated Financial Statements .........................  6

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (Unaudited)


                                                                     March 31,     December 31,
                                                                       1997            1996
                                                                   ------------    ------------
ASSETS

Current assets:
    Cash and cash equivalents ..................................   $      3,300    $      3,777
    Accounts receivable, less allowance
       for doubtful accounts ...................................         63,293          60,089
    Inventories ................................................         62,808          57,690
    Prepaid expenses ...........................................          9,611           8,872
                                                                   ------------    ------------
       Total current assets ....................................        139,012         130,428

Property, equipment, and leasehold improvements, at cost .......      1,250,461       1,171,090
    Less accumulated depreciation ..............................       (367,386)       (330,055)
                                                                   ------------    ------------
       Net property, equipment, and leasehold improvements .....        883,075         841,035

Other non-current assets, at cost ..............................        597,540         547,067
    Less accumulated amortization ..............................        (63,906)        (56,417)
                                                                   ------------    ------------
       Net other non-current assets ............................        533,634         490,650
                                                                   ------------    ------------
                                                                   $  1,555,721    $  1,462,113
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable ...........................................   $     62,117    $     59,857
    Accrued interest ...........................................         44,807          41,853
    Accrued expenses ...........................................         45,734          38,460
    Customer deposits ..........................................         23,066          22,430
                                                                   ------------    ------------
       Total current liabilities ...............................        175,724         162,600

Long-term obligations ..........................................      1,579,416       1,459,188

Commitments and contingencies ..................................           --              --

Stockholders' deficit:
    Common Stock:  $.01 par, 250,000,000 shares
       authorized, 102,621,077 shares issued and
       outstanding in 1997 and 1996, respectively ..............          1,026           1,026
    Paid-in capital ............................................        124,522         124,522
    Accumulated deficit ........................................       (325,241)       (285,327)
                                                                   ------------    ------------
    Foreign currency translation adjustments ...................            274             104
                                                                   ------------    ------------
       Total stockholders' deficit .............................       (199,419)       (159,675)
                                                                   ------------    ------------
                                                                   $  1,555,721    $  1,462,113
                                                                   ============    ============

                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                  (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                  1997           1996
                                                             ------------    ------------
Services, rent and maintenance revenues ..................   $    188,880    $    158,775
Product sales ............................................         36,368          27,598
                                                             ------------    ------------
    Total revenues .......................................        225,248         186,373
Cost of products sold ....................................        (31,357)        (23,352)
                                                             ------------    ------------
                                                                  193,891         163,021

Operating expenses:
    Services, rent and maintenance .......................         40,942          33,651
    Selling ..............................................         28,271          18,511
    General and administrative ...........................         60,398          49,796
    Depreciation and amortization ........................         67,068          45,338
                                                             ------------    ------------
       Total operating expenses ..........................        196,679         147,296
                                                             ------------    ------------

Operating income (loss) ..................................         (2,788)         15,725

Other income (expense):
    Interest expense .....................................        (37,579)        (29,735)
    Interest income ......................................            745           2,019
    Equity in loss of an unconsolidated subsidiary .......           (292)           (115)
                                                             ------------    ------------
       Total other income (expense) ......................        (37,126)        (27,831)
                                                             ------------    ------------

Net loss .................................................   $    (39,914)   $    (12,106)
                                                             ============    ============

Net loss per share .......................................   $      (0.39)   $      (0.12)
                                                             ============    ============



                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                          Three Months ended
                                                                              March 31,
                                                                   ----------------------------
                                                                       1997             1996
                                                                   ------------    ------------
Operating activities:
    Net loss ...................................................   $    (39,914)   $    (12,106)
       Adjustments to reconcile net loss to net cash provided
       by operating activities:
           Depreciation ........................................         61,659          39,854
           Amortization ........................................          5,409           5,484
           Provision for doubtful accounts .....................          4,163           2,992
           Equity in loss of an unconsolidated subsidiary ......            292             115
           Amortization of debt issuance costs .................          2,471           1,285
       Changes in operating assets and liabilities:
           Accounts receivable .................................         (7,367)         (4,636)
           Inventories .........................................         (5,118)         (4,134)
           Prepaid expenses ....................................           (739)         (6,030)
           Accounts payable ....................................          2,260         (12,629)
           Accrued interest ....................................          2,954         (11,898)
           Accrued expenses ....................................          7,274          (2,241)
           Customer deposits ...................................            636             156
                                                                   ------------    ------------
Net cash provided by (used in) operating activities ............         33,980          (3,788)
                                                                   ------------    ------------

Investing activities:
    Capital expenditures .......................................       (102,990)        (99,633)
    Payments for spectrum licenses .............................        (47,835)            (41)
    Business acquisitions and joint venture investments ........         (1,769)         (5,392)
    Restricted cash invested in money market instruments .......         (2,022)           --
    Other ......................................................           (251)         (1,818)
                                                                   ------------    ------------
Net cash used in investing activities ..........................       (154,867)       (106,884)
                                                                   ------------    ------------

Financing activities:
    Borrowings under credit agreements .........................        120,228            --
    Proceeds from exercise of Common Stock options .............           --             1,343
    Other ......................................................            182             (58)
                                                                   ------------    ------------
Net cash provided by financing activities ......................        120,410           1,285
                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........           (477)       (109,387)
Cash and cash equivalents at beginning of period ...............          3,777         198,182
                                                                   ------------    ------------
Cash and cash equivalents at end of period .....................   $      3,300    $     88,795
                                                                   ============    ============


                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

    1.   THE COMPANY

                 Paging Network, Inc. (the Company) is a provider of paging and wireless messaging services. The Company provides paging services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, and Canada, including local paging service in all of the largest 100 markets (in population) in the United States, and owns a minority interest in paging companies in Spain and Brazil. The consolidated financial statements include the accounts of all of its wholly and majority-owned subsidiaries. All intercompany transactions have been eliminated.


    2.   UNAUDITED INTERIM FINANCIAL STATEMENTS

                 The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 1996, has been derived from the audited financial statements as of that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                 Certain 1996 amounts have been reclassified to conform with the 1997 presentation.


    3.   LONG-TERM OBLIGATIONS

                 As of March 31, 1997, the Company had $148.0 million of borrowings outstanding under its domestic $1.0 billion revolving credit agreement (the Credit Agreement).


    4.   DEPRECIATION EXPENSE

                 Effective January 1, 1997, the Company shortened the depreciable lives of its pagers from four to three years, and revised the related residual values. The change had an effect of increasing depreciation expense by approximately $8 million for the three months ended March 31, 1997.

    5.   INCOME TAX PROVISION

                 No provision or benefit for income taxes has been made for the three months ended March 31, 1997 and 1996, as the deferred benefit from operating losses was offset by the increase in the valuation allowance.


    6.   COMMON STOCK AND NET LOSS PER SHARE

                 Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three months ended March 31, 1997 and 1996 were 102.6 million and 102.4 million, respectively.

                 The Company has 275.0 million authorized shares, of which
         250.0 million are Common Stock and 25.0 million are preferred stock. As of March 31, 1997, there were no preferred shares issued or outstanding.

                 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which the Company will be required to initially adopt in the fourth quarter of 1997. The Company anticipates the adoption of SFAS No. 128 will have no impact on its reporting of loss per share for 1997 or prior years.


    7.   STATEMENT OF CASH FLOWS INFORMATION

                 Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. Cash payments made for interest during the three months ended March 31, 1997 and 1996 were approximately $35.2 million and $40.3 million, respectively. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 1997 and 1996.

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

         The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three months ended March 31, 1997 and 1996, respectively.

                                                       Three Months Ended
                                                            March 31,
                                                   -----------------------
                                                     1997           1996
                                                   --------       --------
Net Revenues ...................................      100.0%         100.0%

Operating expenses:
      Services, rent and maintenance ...........       21.1(1)        20.6
      Selling ..................................       14.6(1)        11.4
      General and administrative ...............       31.1           30.5
      Depreciation and amortization ............       34.6           27.8
                                                   --------       --------

Operating income (loss) ........................       (1.4)           9.7

Net Loss .......................................      (20.6)          (7.4)

EBITDA .........................................       33.2           37.5

EBITDA for domestic operations .................       34.4           37.5

EBITDA for core domestic paging operations .....       37.8           37.5


(1) Excluding expenses related to the launch of the Company's new VoiceNow(R) service, which was introduced during the first quarter of 1997, services, rent and maintenance expenses and selling expenses as a percentage of Net Revenues were 20.6% and 11.7%, respectively.

      Net Revenues for the three-month period ended March 31, 1997 were $193.9 million, an increase of 18.9% from $163.0 million for the comparable period ended March 31, 1996. Net Revenues for the Company's Canadian operations were $1.2 million for the first quarter of 1997. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 19.0% to $188.9 million for the three months ended March 31, 1997, compared to $158.8 million for the three months ended March 31, 1996. This increase was primarily due to continued growth in the number of pagers in service with subscribers of the Company. The number of pagers in service with subscribers at March 31, 1997 was 9,519,792 compared to 7,300,538 pagers in service with subscribers at March 31, 1996, an increase of 30.4%, and 9,002,733 pagers in service with subscribers at December 31, 1996, an increase of 5.7%. Contributing to the growth in the number of pagers in service with subscribers is the Company's expanding local and national third-party reseller customer base, which includes the impact of the Company's National Accounts Division. The Company's increased reliance on distribution of pagers and paging services through resellers and marketing affiliates could generate variability in quarterly and annual results relating to the net addition of pagers.

      Product sales, less cost of products sold, were relatively flat for the three months ended March 31, 1997 compared to the same period in 1996. Product sales, less cost of products sold, were $5.0 million (2.6% of Net Revenues) for the first quarter of 1997 compared to $4.2 million (2.6% of Net Revenues) for the first quarter of 1996.

      Services, rent and maintenance expenses increased 21.7% to $40.9 million (21.1% of Net Revenues) for the three months ended March 31, 1997, compared to $33.7 million (20.6% of Net Revenues) for the three months ended March 31, 1996. The increase in services, rent and maintenance expenses and the increase as a percentage of Net Revenues was a result of $0.7 million (0.4% of Net Revenues) of costs incurred by the Company's Canadian operations, $1.0 million (0.5% of Net Revenues) of costs associated with the Company's new VoiceNow service, which was introduced on February 24, 1997, growth in the number of pagers in service with subscribers of the Company, expenses associated with an increase in transmitter sites in order to ensure reliable transmission of enhanced messaging services, and expansion of the nationwide transmission networks.

      For the three months ended March 31, 1997, selling expenses increased 52.7% to $28.3 million (14.6% of Net Revenues) from $18.5 million (11.4% of Net Revenues) for the three months ended March 31, 1996. The increase in selling expenses and the increase as a percentage of Net Revenues resulted primarily from $5.5 million (2.9% of Net Revenues) of certain VoiceNow marketing research and development costs associated with the Company's new VoiceNow service, and from the addition of sales personnel to support continued growth in both Net Revenues and the number of pagers in service with subscribers.

      General and administrative expenses increased 21.3% to $60.4 million (31.1% of Net Revenues) for the first quarter of 1997, compared to $49.8 million (30.5% of Net Revenues) for the corresponding period of 1996. The increase in general and administrative expenses occurred to support the growth in the number of pagers in service with subscribers of the Company. The increase in general and administrative expenses as a percentage of Net Revenues for the three months ended March 31, 1997 was primarily attributable to $1.8 million (0.9% of Net Revenues) of costs incurred by the Company's Canadian operations, which commenced in April 1996 with minimal initial revenues available to offset their operating expenses, including staffing costs.

      Depreciation and amortization expenses increased for the first quarter of 1997 as compared to the corresponding period in the prior year by 47.9% from $45.3 million (27.8% of Net Revenues) to $67.1 million (34.6% of Net Revenues). The increase in depreciation and amortization expenses was primarily attributable to the increase in the number of pagers owned by the Company and leased to subscribers, the increase in computer and paging equipment, and the changes in pager depreciation. Effective January 1, 1997, the Company shortened the depreciable life of its pagers from four to three years, and revised the related residual values, in order to better reflect the estimated periods during which the pagers will remain in service. The change had an effect of increasing depreciation expense by approximately $8 million in the first quarter of 1997 and is expected to increase depreciation expense by approximately $35 million for the full year of 1997. As previously reported, depreciation and amortization expenses will increase significantly for the year ended December 31, 1997 due to the shorter depreciable lives for pagers and the commencement of amortization of the licenses for spectrum and certain other costs associated with the introduction of the Company's VoiceNow service, which occurred on February 24, 1997.

      As a result of the above factors, EBITDA increased 5.3% to $64.3 million (33.2% of Net Revenues) for the first quarter of 1997 compared to $61.1 million (37.5% of Net Revenues) for the corresponding period in 1996. As expected, in the first quarter of 1997 EBITDA and EBITDA as a percentage of Net Revenues was negatively impacted by the Company's international operations and its introduction of VoiceNow. The Company's international operations and its start-up of the VoiceNow service resulted in a decrease to EBITDA of $2.1 million and $6.4 million, respectively, in the first quarter of 1997. EBITDA for the Company's domestic operations increased 8.7% to $66.4 million (34.4 % of Net Revenues) for the first quarter of 1997 compared to $61.1 million (37.5% of Net Revenues) for the first quarter of 1996. Excluding the Company's VoiceNow operations, EBITDA for the Company's core domestic paging operations increased 19.2% to $72.8 million (37.8% of Net Revenues) for the first quarter of 1997 compared to $61.1 million (37.5% of Net Revenues) for the first quarter of 1996. The Company anticipates that during 1997 its VoiceNow service will have an incremental negative impact of $30 million to $40 million on consolidated operating cash flow.

      Interest expense increased $7.8 million from the three-month period ended March 31, 1996, to the corresponding period in 1997, due to a higher average level of indebtedness outstanding in 1997. The average level of indebtedness outstanding during the three months ended March 31, 1997 was approximately $1.53 billion compared to approximately $1.15 billion outstanding during the three months ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and expansion into new markets and product lines require substantial capital investment for the development and installation of wireless communications systems and for the procurement of pagers and paging equipment. Capital expenditures (excluding payments for licenses) were $103.0 million for the three months ended March 31, 1997 and $99.6 million for the same period in 1996. For the first three months of 1997, capital expenditures were funded by net cash provided by operating activities ($34.0 million) and borrowings.

      During April 1996, the Company concluded its participation in a Federal Communications Commission auction of specialized mobile radio (SMR) frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States for a purchase price of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these SMR frequencies from incumbent operators. The total cost of the investment will be approximately $250 million (including the $45.6 million auction purchase price), of which $109 million was paid in 1996 and $47 million was paid in the first quarter of 1997, and the remainder will be paid in last nine months of 1997 and in 1998.

      The Company intends to employ its narrowband personal communications services and SMR frequencies to build a two-way network over which it can deploy new products such as its new voice paging service, VoiceNow. The Company currently estimates that the capital expenditures to build the two-way network, exclusive of the costs of acquiring SMR frequencies and of VoiceNow pagers, may total approximately $200 million, of which $47 million was incurred during 1996 and $18 million was incurred during the three months ended March 31, 1997.

      Through its wholly-owned subsidiary, PageNet Canada, the Company began offering paging services in Canada in April 1996. In July 1996, the Company purchased a 25% interest in an existing Spanish paging company. In December 1996, the Company signed agreements as the operational partner with a 20% interest in a joint venture to provide paging services in Brazil which commenced operations during the first quarter of 1997. The Company is considering other opportunities for international expansion, with the goal of creating a portfolio of select international operations. Paging market penetration in many international markets is relatively low, and many such markets have only a small number of existing paging providers. The Company believes that in these markets its strategy of low-cost, high quality service is likely to be successful. Additional investments will depend on such factors as growth rates, new market opportunities, and execution of financing plans that maximize value for the Company's stockholders.

      Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding domestic indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount of total indebtedness allowed at the end of each quarter is equal to 6.5 times annualized domestic EBITDA. As of April 30, 1997, the Company had $228.0 million of borrowings outstanding under its Credit Agreement. The Credit Agreement expires on December 31, 2004. The maximum borrowings which may be outstanding under the Credit Agreement begin reducing on June 30, 2001.

      The credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $65 million, of which approximately $36 million was initially available under fully collateralized borrowings. The remaining amounts are available for borrowings provided they are either collateralized or certain financial covenants are met. As of March 31, 1997, approximately $31 million of borrowings were outstanding under the credit facilities. The maximum borrowings which may be outstanding under the credit facilities begin reducing on June 30, 1999, and both credit agreements expire on June 30, 2003.

      On February 19, 1997, the Board of Directors of the Company voted to redeem all $200.0 million of the Company's outstanding 11.75% Senior Subordinated Notes (11.75% Notes). The redemption will occur on May 14, 1997 utilizing funds to be borrowed under the Company's Credit Agreement. The Company expects to record an extraordinary loss on the early retirement of the 11.75% Notes of approximately $15 million in the second quarter of 1997.

      It is anticipated that 1997 net cash from operating activities will be insufficient to fund 1997 capital expenditures (including the costs to build the two-way network) and frequency purchases. These expenditures, which are expected to exceed $600 million, primarily relate to the development of a new nationwide digital transmission network for the Company's new VoiceNow service and the Company's ongoing paging operations, including greater market share of existing markets and expansion of the Company's operations into new markets. These expenditures will be funded through the Company's operating cash flow and from borrowings under its credit facility. The Company currently estimates 1997 incremental indebtedness may aggregate in excess of $500 million.

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



                                        Paging Network, Inc.




Date:  May 9, 1997                      /s/ Glenn W. Marschel
                                        ---------------------------------------
                                        Glenn W. Marschel
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)







Date:  May 9, 1997                      /s/ Kenneth W. Sanders
                                        ---------------------------------------
                                        Kenneth W. Sanders
                                        Senior Vice President-Finance,
                                        Treasurer, Chief Financial Officer and
                                        Assistant Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

   4.1 Articles Sixth, Seventh, Eighth, Twelfth, and Thirteenth of the Restated Certificate of Incorporation of the Registrant, as amended
           (1)

   4.2 Articles II, III, and VII and Section I of Article VIII of the Registrant's By-laws, as amended (1)

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

  10.7 Form of Indemnification Agreement executed by directors and officers of the Registrant (1)

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

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

  10.13 Employment Agreement dated as of December 1, 1995 among the Registrant and Glenn W. Marschel (5)

  10.14 Second Amended and Restated Credit Agreement dated as of June 5, 1996, among the Registrant, NationsBank of Texas, N.A., Toronto Dominion (Texas), Inc., The First National Bank of Boston, Chase Securities Inc., and certain other lenders (6)

  10.15 Loan Agreement dated as of June 5, 1996 among Paging Network of Canada Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (6)

  10.16    Loan Agreement dated as of June 5, 1996 among Madison
           Telecommunications Holdings, Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (6)

  12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 1997 and 1996 (7)

  27       Financial Data Schedule (7)

           ---------------------------------------------------------------------

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