Form 10-Q
period 1997-06-30
PAGING NETWORK INC
filed 1997-08-13
CIK 878324

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

                     4965 PRESTON PARK BOULEVARD, SUITE 800
                               PLANO, TEXAS 75093

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

                           Yes  x        No
                               ---          ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

             Title                      Shares Outstanding as of July 31, 1997
---------------------------------       --------------------------------------
   Common Stock, $ .01 par value                      102,624,232

The Company's Common Stock is publicly traded under the symbol "PAGE" through the National Association of Securities Dealers Automated Quotation National Market System.


===============================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                         Index to Financial Statements

                                                                           Page
                                                                           ----
Paging Network, Inc. Consolidated Balance Sheets as of
     June 30, 1997 and December 31, 1996 (Unaudited) .....................   3

Paging Network, Inc. Consolidated Statements of Operations
     for the Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)   4

Paging Network, Inc. Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1997 and 1996 (Unaudited) .........   5

Paging Network, Inc. Notes to Consolidated Financial Statements ..........   6

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (Unaudited)

                                                                   June 30,     December 31,
                                                                     1997           1996
                                                                 -----------    -----------
ASSETS

Current assets:
    Cash and cash equivalents ................................   $     2,020    $     3,777
    Accounts receivable, less allowance
       for doubtful accounts .................................        74,567         60,089
    Inventories ..............................................        69,210         57,690
    Prepaid expenses .........................................         8,834          8,872
                                                                 -----------    -----------
       Total current assets ..................................       154,631        130,428

Property, equipment, and leasehold improvements, at cost .....     1,333,008      1,171,090
    Less accumulated depreciation ............................      (408,615)      (330,055)
                                                                 -----------    -----------
       Net property, equipment, and leasehold improvements ...       924,393        841,035

Other non-current assets, at cost ............................       620,789        547,067
    Less accumulated amortization ............................       (65,825)       (56,417)
                                                                 -----------    -----------
       Net other non-current assets ..........................       554,964        490,650
                                                                 -----------    -----------
                                                                 $ 1,633,988    $ 1,462,113
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable .........................................   $    63,500    $    59,857
    Accrued interest .........................................        42,124         41,853
    Accrued expenses .........................................        51,870         38,460
    Customer deposits ........................................        23,866         22,430
                                                                 -----------    -----------
       Total current liabilities .............................       181,360        162,600

Long-term obligations ........................................     1,702,598      1,459,188

Commitments and contingencies ................................             -              -

Stockholders' deficit:
    Common Stock:  $.01 par, 250,000,000 shares
       authorized, 102,621,077 shares issued and
       outstanding in 1997 and 1996, respectively ............         1,026          1,026
    Paid-in capital ..........................................       124,522        124,522
    Accumulated deficit ......................................      (375,704)      (285,327)
    Foreign currency translation adjustments .................           186            104
                                                                 -----------    -----------
             Total stockholders' deficit .....................      (249,970)      (159,675)
                                                                 -----------    -----------
                                                                 $ 1,633,988    $ 1,462,113
                                                                 ===========    ===========

                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                  (Unaudited)


                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                           ----------------------    ----------------------
                                                              1997         1996         1997         1996
                                                           ---------    ---------    ---------    ---------
Services, rent and maintenance revenues ................   $ 200,561    $ 167,036    $ 389,441    $ 325,811
Product sales ..........................................      33,666       32,143       70,034       59,741
                                                           ---------    ---------    ---------    ---------
    Total revenues .....................................     234,227      199,179      459,475      385,552
Cost of products sold ..................................     (28,805)     (27,124)     (60,162)     (50,476)
                                                           ---------    ---------    ---------    ---------
                                                             205,422      172,055      399,313      335,076

Operating expenses:
    Services, rent and maintenance .....................      42,653       35,910       83,595       69,561
    Selling ............................................      25,427       20,570       53,698       39,081
    General and administrative .........................      62,318       53,071      122,716      102,867
    Depreciation and amortization ......................      71,860       51,517      138,928       96,855
                                                           ---------    ---------    ---------    ---------
         Total operating expenses ......................     202,258      161,068      398,937      308,364
                                                           ---------    ---------    ---------    ---------

Operating income .......................................       3,164       10,987          376       26,712

Other income (expense):
    Interest expense ...................................     (38,281)     (29,907)     (75,860)     (59,642)
    Interest income ....................................         561          519        1,306        2,538
    Equity in loss of an unconsolidated subsidiary .....        (363)        (131)        (655)        (246)
                                                           ---------    ---------    ---------    ---------
         Total other income (expense) ..................     (38,083)     (29,519)     (75,209)     (57,350)
                                                           ---------    ---------    ---------    ---------

Loss before extraordinary item .........................     (34,919)     (18,532)     (74,833)     (30,638)
Extraordinary loss .....................................     (15,544)           -      (15,544)           -
                                                           ---------    ---------    ---------    ---------

Net loss ..............................................    $ (50,463)   $ (18,532)   $ (90,377)   $ (30,638)
                                                           =========    =========    =========    =========

Net loss per share:
    Loss before extraordinary item .....................   $   (0.34)   $   (0.18)   $   (0.73)   $   (0.30)
    Extraordinary loss .................................       (0.15)           -        (0.15)           -
                                                           ---------    ---------    ---------    ---------

Net loss per share .....................................   $   (0.49)   $   (0.18)   $   (0.88)   $   (0.30)
                                                           =========    =========    =========    =========


                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                   1997         1996
                                                                ---------    ---------
Operating activities:
    Net loss ................................................   $ (90,377)   $ (30,638)
       Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Extraordinary loss ...............................      15,544            -
           Depreciation .....................................     126,153       85,980
           Amortization .....................................      12,775       10,875
           Provision for doubtful accounts ..................       8,933        5,817
           Equity in loss of an unconsolidated subsidiary ...         655          246
           Amortization of debt issuance costs ..............       4,330        2,567
       Changes in operating assets and liabilities:
           Accounts receivable ..............................     (23,411)      (8,198)
           Inventories ......................................     (11,520)     (18,180)
           Prepaid expenses .................................          38       (1,957)
           Accounts payable .................................       3,643      (26,875)
           Accrued interest .................................         271       (2,444)
           Accrued expenses .................................      13,410        1,200
           Customer deposits ................................       1,436          736
                                                                ---------    ---------
Net cash provided by operating activities ...................      61,880       19,129
                                                                ---------    ---------

Investing activities:
    Capital expenditures ....................................    (208,754)    (191,340)
    Payments for spectrum licenses ..........................     (66,905)      (7,683)
    Business acquisitions and joint venture investments .....      (4,806)      (5,276)
    Restricted cash invested in money market instruments ....      (4,619)     (19,200)
    Other ...................................................     (10,234)      (3,710)
                                                                ---------    ---------
Net cash used in investing activities .......................    (295,318)    (227,209)
                                                                ---------    ---------

Financing activities:
    Borrowings under credit agreements ......................     443,207       45,516
    Redemption of $200 million senior subordinated notes ....    (211,750)           -
    Increase in capital lease obligations ...................         203            -
    Proceeds from exercise of Common Stock options ..........           -        2,149
    Debt issuance costs on credit agreements ................           -       (3,432)
    Other ...................................................          21           (2)
                                                                ---------    ---------
Net cash provided by financing activities ...................     231,681       44,231
                                                                ---------    ---------

Net decrease  in cash and cash equivalents ..................      (1,757)    (163,849)
Cash and cash equivalents at beginning of period ............       3,777      198,182
                                                                ---------    ---------
Cash and cash equivalents at end of period ..................   $   2,020    $  34,333
                                                                =========    =========


                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

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

3.   LONG-TERM OBLIGATIONS

          On May 14, 1997, the Company redeemed all $200.0 million of its outstanding 11.75% Senior Subordinated Notes (11.75% Notes), utilizing funds borrowed under the Company's domestic $1.0 billion revolving credit agreement (the Credit Agreement). The Company recorded an extraordinary loss of $15.5 million in the second quarter of 1997 on the early retirement of the 11.75% Notes. The extraordinary loss was comprised of the redemption premium of $11.8 million and the write-off of unamortized issuance costs of $3.7 million.

          As of June 30, 1997, the Company had $468.0 million of borrowings outstanding under the Credit Agreement.

4.   DEPRECIATION EXPENSE

          Effective January 1, 1997, the Company shortened the depreciable lives of its pagers from four to three years, and revised the related residual values. The change had an effect of increasing depreciation expense by approximately $8 million and $16 million for the three and six months ended June 30, 1997, respectively.


5.   INCOME TAX PROVISION

          No provision or benefit for income taxes has been made for the six months ended June 30, 1997 and 1996, as the deferred benefit from operating losses was offset by the increase in the valuation allowance.

6.   COMMON STOCK AND NET LOSS PER SHARE

          Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three and six months ended June 30, 1997 was
     102.6 million. The number of shares used to compute per share amounts for the three and six months ended June 30, 1996 were 102.5 million and 102.4 million, respectively.

          The Company has 275.0 million authorized shares, of which 250.0 million are Common Stock and 25.0 million are preferred stock. As of June 30, 1997, there were no preferred shares issued or outstanding.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which the Company will be required to initially adopt in the fourth quarter of 1997. The Company anticipates the adoption of SFAS No. 128 will have no impact on its reporting of loss per share for 1997 or prior years.

          On May 22, 1997, the Company's stockholders approved an amendment to its 1991 Stock Option Plan (1991 Plan) to increase the number of the Company's Common Stock issuable pursuant thereto from 6,450,000 shares to 13,950,000 shares and reserving an additional 7,500,000 shares of Common Stock for options to be issued pursuant to the 1991 Plan.

          On May 22, 1997, the Company's stockholders approved the adoption of an additional stock option plan, the "Paging Network, Inc. 1997 Restricted Stock Plan" (Restricted Stock Plan). The maximum number of shares of Common Stock which may be available for purchase or grant pursuant to the Restricted Stock Plan is 300,000 shares.

         On June 12, 1997, the Company offered an election to its employees with options granted during 1995 and 1996 under the 1991 Plan to cancel such options and accept new options at a lower price. As a result of the election by certain of its employees, the Company canceled 2.9 million options with exercise prices ranging from $13.69 to $26.50 and granted approximately 1.1 million options to the same optionees with an exercise price of $8.25 per share.


7.   STATEMENT OF CASH FLOWS INFORMATION

          Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. Cash payments made for interest during the six months ended June 30, 1997 and 1996 were approximately $77.2 million and $59.4 million, respectively. There were no significant federal or state income taxes paid or refunded for the six months ended June 30, 1997 and 1996.

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

          The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three and six months ended June 30, 1997 and 1996, respectively.

                                                Three Months Ended      Six Months Ended
                                                     June 30,                June 30,
                                                ------------------      ------------------
                                                1997         1996       1997         1996
                                                -----        -----      -----        -----
Net Revenues ................................   100.0%       100.0%     100.0%       100.0%

Operating expenses:
      Services, rent and maintenance ........    20.8(1)      20.9       20.9(1)      20.7
      Selling ...............................    12.4(1)      12.0       13.5(1)      11.7
      General and administrative ............    30.3         30.8       30.7         30.7
      Depreciation and amortization .........    35.0(1)      29.9       34.8(1)      28.9
                                                -----        -----      -----        -----

Operating income ............................     1.5          6.4        0.1          8.0

Net loss ....................................   (24.6)       (10.8)     (22.6)        (9.1)

EBITDA ......................................    36.5         36.3       34.9         36.9

EBITDA for domestic operations ..............    37.7         37.5       36.1         37.6

EBITDA for core domestic paging operations...    38.7         37.5       38.3         37.6

(1) Excluding expenses related to the launch of the Company's new VoiceNow(R) service, which was introduced during the first quarter of 1997, services, rent and maintenance expenses, selling expenses, and depreciation and amortization expenses as a percentage of Net Revenues were 20.6%, 11.5%, and 33.8%, respectively, for the three months ended June 30, 1997, and were 20.6%, 11.7%, and 34.1%, respectively, for the six months ended June 30, 1997.

      Net Revenues for the three-and six-month periods ended June 30, 1997, were $205.4 million and $399.3 million, respectively, an increase of 19.4% and 19.2% from $172.1 million and $335.1 million for the comparable periods ended June 30, 1996. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 20.1% to $200.6 million for the three months ended June 30, 1997, compared to $167.0 million for the three months ended June 30, 1996. Services, rent and maintenance revenues for the six months ended June 30, 1997 increased 19.5% to $389.4 million, compared to $325.8 million for the six months ended June 30, 1996. These increases were primarily due to continued growth in the number of pagers in service with subscribers of the Company. The number of pagers in service with subscribers at June 30, 1997 was 10,057,941 compared to 7,881,764 pagers in service with subscribers at June 30, 1996, an increase of 27.6%, and 9,002,733 pagers in service with subscribers at December 31, 1996, an increase of 11.7%. Contributing to the growth in the number of pagers in service with subscribers is the Company's expanding local and national third-party reseller customer base, which includes the impact of the Company's National Accounts Division. The Company's increased reliance on distribution of pagers and paging services through resellers and marketing affiliates could generate variability in quarterly and annual results relating to the net addition of pagers.

      Product sales, less cost of products sold, were relatively flat for the three and six months ended June 30, 1997, compared to the same periods in 1996. Product sales, less cost of products sold, were $4.9 million (2.4% of Net Revenues) for the second quarter of 1997 compared to $5.0 million (2.9% of Net Revenues) for the second quarter of 1996 and were $9.9 million (2.5% of Net Revenues) for the first six months of 1997 compared to $9.3 million (2.8% of Net Revenues) for the first six months of 1996.

      Services, rent and maintenance expenses increased 18.8% to $42.7 million (20.8% of Net Revenues) for the three months ended June 30, 1997, compared to $35.9 million (20.9% of Net Revenues) for the three months ended June 30, 1996. Services, rent and maintenance expenses increased 20.2% to $83.6 million (20.9% of Net Revenues) for the six months ended June 30, 1997, compared to $69.6 million (20.7% of Net Revenues) for the six months ended June 30, 1996. The increases in services, rent and maintenance expenses for the three and six months ended June 30, 1997 and the increase as a percentage of Net Revenues for the first six months of 1997 were the result of the continued growth in the number of pagers in service with subscribers of the Company, expenses associated with an increase in transmitter sites, expansion of the nationwide transmission networks, costs incurred by the Company's Canadian operations, and costs associated with the Company's new VoiceNow service, which was introduced on February 24, 1997.

      For the three months ended June 30, 1997, selling expenses increased 23.6% to $25.4 million (12.4% of Net Revenues) from $20.6 million (12.0% of Net Revenues) for the three months ended June 30, 1996. Selling expenses increased 37.4% to $53.7 million (13.5% of Net Revenues) for the six months ended June 30, 1997, compared to $39.1 million (11.7% of Net Revenues) for the six months ended June 30, 1996. The increases in selling expenses and the increases as a percentage of Net Revenues resulted primarily from certain VoiceNow marketing research and development costs along with advertising expenses associated with the Company's new VoiceNow service, and from the addition of sales personnel to support continued growth in both Net Revenues and the number of pagers in service with subscribers. The VoiceNow marketing research and development costs and advertising expenses associated with the Company's new VoiceNow service were $1.7 million and $7.2 million (0.8% and 1.8% of Net Revenues), respectively, for the three and six months ended June 30, 1997.

      General and administrative expenses increased 17.4% to $62.3 million (30.3% of Net Revenues) for the second quarter of 1997, compared to $53.1 million (30.8% of Net Revenues) for the corresponding period of 1996. General and administrative expenses increased 19.3% to $122.7 million (30.7% of Net Revenues) for the first six months of 1997, compared to $102.9 million (30.7% of Net Revenues) for the corresponding period of 1996. The increases in general and administrative expenses occurred to support the growth in the number of pagers in service with subscribers of the Company. The decrease in general and administrative expenses as a percentage of Net Revenues for the three months ended June 30, 1997 was due to the general and administrative expenses being absorbed by a larger subscriber base.

      Depreciation and amortization expenses increased by 39.5% for the second quarter of 1997 as compared to the corresponding period in the prior year from $51.5 million (29.9% of Net Revenues) to $71.9 million (35.0% of Net Revenues). Depreciation and amortization expenses increased 43.4% to $138.9 million (34.8% of Net Revenues) for the six months ended June 30, 1997, compared to $96.9 million (28.9% of Net Revenues) for the six months ended June 30, 1996. The increases in depreciation and amortization expenses were primarily attributable to the increase in the number of pagers owned by the Company and leased to subscribers, the increase in computer and paging equipment, the changes in pager depreciation, and the commencement of amortization of the licenses for spectrum. Effective January 1, 1997, the Company shortened the depreciable life of its pagers from four to three years, and revised the related residual values, in order to better reflect the estimated periods during which the pagers will remain in service. The change had an effect of increasing depreciation expense by approximately $8 million in the second quarter of 1997 and by approximately $16 million for the first six months of 1997. The commencement of amortization of the licenses for spectrum and certain other costs associated with the Company's VoiceNow service increased amortization expense by approximately $2.3 million for the three months ended June 30, 1997. As previously reported, depreciation and amortization expenses will increase significantly for the year ended December 31, 1997 due to the shorter depreciable lives for pagers (which is expected to increase depreciation expense by approximately $35 million for the year ended December 31, 1997) and the commencement of amortization of the licenses for spectrum and certain other costs associated with the introduction of the Company's VoiceNow service (which is expected to increase amortization expense by approximately $19 million for the year ended December 31, 1997).

      As a result of the above factors, EBITDA increased 20.0% to $75.0 million (36.5% of Net Revenues) for the second quarter of 1997 compared to $62.5 million (36.3% of Net Revenues) for the corresponding period in 1996. For the six months ended June 30, 1997, EBITDA increased 12.7% to $139.3 million (34.9% of Net Revenues) compared to $123.6 million (36.9% of Net Revenues) for the corresponding period of 1996. As expected, in the second quarter of 1997 and for the first six months of 1997, EBITDA and EBITDA as a percentage of Net Revenues were negatively impacted by the Company's international operations and its new VoiceNow service. The Company's international operations and its start-up of the VoiceNow service resulted in a decrease to EBITDA of $1.8 million and $2.1 million, respectively, in the second quarter of 1997. EBITDA for the Company's domestic operations increased 18.9% to $76.8 million (37.7% of Net Revenues) for the second quarter of 1997, compared to $64.6 million (37.5% of Net Revenues) for the second quarter of 1996. Excluding the Company's VoiceNow operations, EBITDA for the Company's core domestic paging operations increased 22.2% to $78.9 million (38.7% of Net Revenues) for the second quarter of 1997, compared to $64.6 million (37.5% of Net Revenues) for the second quarter of 1996. The Company's international operations and its start-up of the VoiceNow service resulted in a decrease to EBITDA of $3.9 million and $8.6 million, respectively, for the six months ended June 30, 1997. EBITDA for the Company's domestic operations increased 13.7% to $143.1 million (36.1% of Net Revenues) for the six months ended June 30, 1997, compared to $125.9 million (37.6% of Net Revenues) for the six months ended June 30, 1996. Excluding the Company's VoiceNow operations, EBITDA for the Company's core domestic paging operations increased 20.5% to $151.7 million (38.3% of Net Revenues) for the first six months of 1997, compared to $125.9 million (37.6% of Net Revenues) for the corresponding period of 1996. The Company anticipates that during 1997 its VoiceNow service will have an incremental negative impact of less than $15 million on consolidated EBITDA.

      Interest expense increased $8.4 million and $16.2 million, respectively, from the three- and six-month periods ended June 30, 1996, to the corresponding periods in 1997, due to a higher average level of indebtedness outstanding in 1997. The average level of indebtedness outstanding during the three and six months ended June 30, 1997 was approximately $1.66 billion and $1.60 billion, respectively, compared to approximately $1.16 billion and $1.15 billion, respectively, outstanding during the three and six months ended June 30, 1996.

      On May 14, 1997, the Company redeemed all $200.0 million of its outstanding 11.75% Notes, utilizing funds borrowed under the Company's Credit Agreement. The Company recorded an extraordinary loss of $15.5 million in the second quarter of 1997 on the early retirement of the 11.75% Notes.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and expansion into new markets and product lines require substantial capital investment for the development and installation of wireless communications systems and for the procurement of pagers and paging equipment. Capital expenditures (excluding payments for licenses) were $208.8 million for the six months ended June 30, 1997 and $191.3 million for the same period in 1996. For the first six months of 1997, capital expenditures were funded by net cash provided by operating activities ($61.9 million) and borrowings.

      During April 1996, the Company concluded its participation in a Federal Communications Commission auction of specialized mobile radio (SMR) frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States for a purchase price of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these SMR frequencies from incumbent operators. The total cost of the investment will be approximately $250 million (including the $45.6 million auction purchase price), of which $109 million was paid in 1996 and $66 million was paid in the first six months of 1997, and the remainder will be paid in the last six months of 1997 and in 1998.

      The Company intends to utilize its narrowband personal communications services and SMR frequencies for additional capacity as needed for its paging operations, such as digital and alphanumeric, and to build a two-way network over which it can deploy new products such as its new voice paging service, VoiceNow, and various data products. The Company has expended $47 million in 1996 and $63 million in the first six months of 1997 to construct the two-way network and expects to incur an additional $40 million during the remainder of 1997. Additional capital expenditures for the two-way network after 1997 will be determined based on the market introduction and success of new products.

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

      Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding domestic indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount of total indebtedness allowed at the end of each quarter is equal to 6.5 times annualized domestic EBITDA. As of June 30, 1997, the Company had $468.0 million of borrowings outstanding under the Credit Agreement and, under the terms of the Credit Agreement, an additional $328.6 million was available for borrowings as of that date. Such amount will increase or decrease during the third quarter based on the domestic EBITDA for the third quarter. As of July 31, 1997, the Company had $487.0 million of borrowings outstanding under its Credit Agreement. The maximum borrowings which may be outstanding under its Credit Agreement. The maximum borrowing which may be outstanding under the Credit Agreement will begin reducing on June 30, 2001, and the Credit Agreement expires on December 31, 2004.

      The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $65 million, of which approximately $36 million was initially available under fully collateralized borrowings. The remaining amounts are available for borrowings provided they are either collateralized or certain financial covenants are met. As of June 30, 1997, approximately $34 million of borrowings were outstanding under the credit facilities. The maximum borrowings which may be outstanding under the credit facilities will begin reducing on June 30, 1999, and both credit agreements expire on June 30, 2003.

      On May 14, 1997, the Company redeemed all $200.0 million of its outstanding 11.75% Notes, utilizing funds borrowed under the Company's Credit Agreement. The 11.75% Notes were redeemed to achieve an annual interest cost savings of approximately $8 million per year for five years based on current interest rates, including savings of approximately $4 million in 1997.

      It is anticipated that 1997 net cash from operating activities will be insufficient to fund 1997 capital expenditures (including the costs to build the two-way network) and frequency purchases. These expenditures, which are expected to approximate $500 million, primarily relate to the development of a new digital transmission network and the Company's ongoing paging operations, including greater market share of existing markets. These expenditures will be funded through the Company's operating cash flow and from borrowings under its credit facility. The Company currently estimates 1997 incremental indebtedness may aggregate in excess of $400 million.

      Relative to amounts previously disclosed, the reductions in projected 1997 capital expenditures and incremental indebtedness are the result of revisions in the Company's strategy for its new VoiceNow product. The Company will continue to offer VoiceNow service in its three existing markets and initiate service in one additional market, Chicago, in 1997. The Company will also begin to utilize, where economically feasible, excess capacity in the spectrum and two-way network constructed for use for VoiceNow for certain existing paging services offered by the Company.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On May 22, 1997, the Company held its Annual Meeting of Stockholders, at which all of the matters listed below were approved.

     (a) Mr. Bryan C. Cressey was elected as a Class III Director for a three year term to expire in 2000 (83,814,979 voting for and 1,194,045 withholding authority). Mr. Richard C. Alberding was elected as a Class III Director for a three year term to expire in 2000 (83,758,826 voting for and 1,250,198 withholding authority). Mr. Lee
          M. Mitchell was elected as a Class III Director for a three year term to expire in 2000 (83,812,623 voting for and 1,196,401 withholding authority).

     (b) The adoption of an amendment to the Company's 1991 Stock Option Plan to increase the number of shares of common stock issuable pursuant thereto from 6,450,000 shares to 13,950,000 shares was approved (50,994,494 voting for, 20,129,665 voting against, and 13,884,865 abstaining or not voting).

     (c) The adoption of the Company's amended and restated 1992 Stock Option Plan for Directors was approved (69,801,000 voting for, 5,125,054 voting against, and 10,082,970 abstaining or not voting).

     (d) The adoption of the Company's 1997 Restricted Stock Plan was approved (70,094,694 voting for, 4,830,276 voting against, and 10,084,054 abstaining or not voting).

          As of the record date there were 102,621,077 shares of common stock issued and outstanding and entitled to vote.


ITEM 5.  OTHER INFORMATION

          On August 4, 1997, Glenn W. Marschel resigned as President and Chief Executive Officer of the Company and George M. Perrin resigned as Chairman of the Board of Directors. Mr. Perrin will remain on the Company's Board of Directors. On August 5, 1997, the Company announced that effective August 4, 1997, John P. Frazee, Jr. was elected by its Board of Directors as Chairman, President and Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

     (b)  Reports on Form 8-K

          On May 20, 1997, the Company filed a Current Report on Form 8-K relating to the redemption of all of its outstanding $200 million 11.75% Senior Subordinated Notes due May 15, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Paging Network, Inc.




Date: August 6, 1997           /s/ John P. Frazee, Jr.
                               -----------------------------------------------
                               John P. Frazee, Jr.
                               Chairman of the Board of Directors,
                               President and Chief Executive Officer
                               (Principal Executive Officer)




Date: August 6, 1997           /s/ Kenneth W. Sanders
                               -----------------------------------------------
                               Kenneth W. Sanders
                               Senior Vice President-Finance, Treasurer,
                               Chief Financial Officer and Assistant Secretary
                               (Principal Financial Officer and Principal
                               Accounting Officer)

                                 EXHIBIT INDEX



  EXHIBIT NO.                          DESCRIPTION
  -----------                          -----------
     4.1       Articles Sixth, Seventh, Eighth, Twelfth, and Thirteenth of the
               Restated Certificate of Incorporation of the Registrant, as
               amended(1)

     4.2       Articles II, III, and VII and Section I of Article VIII of the
               Registrant's By-laws, as amended(1)

     4.3       Form of Indenture(2)

     4.4 Article V, Sections I, VI, and VII of the Registrant's By-Laws, as amended(4)

    10.1       1982 Incentive Stock Option Plan, as amended and restated(1)

    10.2 Form of Stock Option Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan(1)

    10.3 Form of Management Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan(1)

    10.4 Form of Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock option Plan(1)

    10.5       1991 Stock Option Plan(1)

    10.6 Form of Stock Option Agreement executed by recipients of options granted under the 1991 Stock Option Plan(1)

    10.7 Form of Indemnification Agreement executed by directors and officers of the Registrant(1)

    10.8 Form of First Amendment to Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock
               Option Plan(1)

    10.9 Form of First Amendment to Management Agreement executed by recipients of options granted under the 1982 Incentive Stock
               Option Plan(1)

   10.10       1992 Stock Option Plan for Directors(3)

   10.11 Amended and Restated Credit Agreement dated as of May 2, 1995 among the Registrant, NationsBank of Texas, N.A., Toronto
               Dominion (Texas), Inc., The First National Bank of Boston, and certain other lenders(4)

   10.12       Amendment No. 1 dated as of December 12, 1995 to the Amended and
               Restated Credit Agreement dated as of May 2, 1995 among the
               Registrant, NationsBank of Texas, N.A., Toronto Dominion
               (Texas), Inc., The First National Bank of Boston, and certain other lenders(5)

  EXHIBIT NO.                          DESCRIPTION
  -----------                          -----------
    10.13      Employment Agreement dated as of December 1, 1995 among the
               Registrant and Glenn W. Marschel(5)

    10.14      Second Amended and Restated Credit Agreement dated as of June 5,
               1996, among the Registrant, NationsBank of Texas, N.A., Toronto
               Dominion (Texas), Inc., The First National Bank of Boston, Chase
               Securities Inc., and certain other lenders(6)

    10.15      Loan Agreement dated as of June 5, 1996 among Paging Network of
               Canada Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks(6)

    10.16      Loan Agreement dated as of June 5, 1996 among Madison
               Telecommunications Holdings, Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks(6)

    10.17 1991 Stock Option Plan, as amended and approved by stockholders on May 22, 1997(7)

    10.18 1992 Stock Option Plan for Directors, as amended and restated and approved by stockholders on May 22, 1997(7)

    10.19 1997 Restricted Stock Option Plan and approved by stockholders on May 22, 1997(7)

       12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1997 and 1996(7)

               ---------------------------------------------------------------

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