Form 10-K/A
period 1996-12-31
PAGING NETWORK INC
filed 1997-10-01
CIK 878324

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------


                       FORM 10-K/A (Amendment Number 1)


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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to Form 10-K. X
              ---


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

                                     PART I

ITEM 1.  BUSINESS

GENERAL


     Paging Network, Inc. (the Company) is a provider of paging and wireless messaging services and is recognized as a leader in the broader wireless communications industry with 8,587,772 pagers in service as of December 31, 1996. The Company provides paging services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, and Canada, including local paging service in all of the largest 100 markets (in population) in the United States. The Company believes that it is one of the fastest growing major providers of paging and wireless messaging services in the United States and that it has the lowest cost operating structure, which enables it to compete aggressively on price while maintaining high quality service. See "Business - Strategy."


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


     The Company's net revenues from services, rent and maintenance plus product sales, less the cost of products sold (Net Revenues), and the number of pagers in service with its subscribers have increased at a rapid rate over the past five years. The Company's Net Revenues have grown from $153.2 million in 1991 to $705.8 million in 1996, a compound annual rate of approximately 36%, and earnings before interest, income taxes, depreciation, amortization, and equity in loss of an unconsolidated subsidiary (EBITDA) have increased from $57.3 million in 1991 to $234.3 million in 1996, a compound annual rate of approximately 33%. (EBITDA is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.) From December 31, 1991 to December 31, 1996, the number of pagers in service with subscribers of the Company (net of dispositions of paging operations) has grown at a compound annual rate of approximately 46%. The Company has incurred a net loss in each of the last five years. A significant contributing factor to these net losses has been the interest expense on borrowings by the Company to fund its growth. For the years ended December 31, 1992, 1993, 1994, 1995, and 1996, the Company had net losses of $21.6 million, $20.0 million, $18.0 million, $44.2 million, and $104.3 million, respectively. For the years ended December 31, 1992, 1993, 1994, 1995, and 1996, the Company incurred interest expense of $23.6 million, $32.8 million, $53.7 million, $102.8 million, and $128.0 million, respectively. At December 31, 1992, 1993, 1994, 1995, and 1996, the stockholders' deficit of the Company was $4.8 million, $23.4 million, $39.9 million, $80.8 million, and $182.2 million, respectively.


               PAGERS IN SERVICE WITH SUBSCRIBERS OF THE COMPANY


                                                 INCREASE
                                                (DECREASE)       INCREASE
                                 PAGERS IN      IN PAGERS       IN PAGERS       PAGERS IN
FOR THE                         SERVICE AT       THROUGH         THROUGH         SERVICE
YEARS ENDED                      BEGINNING     ACQUISITIONS      INTERNAL        AT END
DECEMBER 31,                     OF PERIOD    (DISPOSITIONS)      GROWTH        OF PERIOD
------------                     ---------    --------------      ------        ---------
1982  . . . . . . . . . . .          -0-          36,120             -0-           36,120
1983  . . . . . . . . . . .       36,120           5,150          18,451           59,721
1984  . . . . . . . . . . .       59,721             -0-          30,474           90,195
1985  . . . . . . . . . . .       90,195             -0-          28,555          118,750
1986  . . . . . . . . . . .      118,750             -0-          46,566          165,316
1987  . . . . . . . . . . .      165,316         (4,910)         100,197          260,603
1988  . . . . . . . . . . .      260,603        (20,656)         153,817          393,764
1989  . . . . . . . . . . .      393,764             -0-         230,411          624,175
1990  . . . . . . . . . . .      624,175        (31,323)         299,537          892,389
1991  . . . . . . . . . . .      892,389             -0-         389,254        1,281,643
1992  . . . . . . . . . . .    1,281,643             -0-         796,311        2,077,954
1993  . . . . . . . . . . .    2,077,954             -0-         990,615        3,068,569
1994  . . . . . . . . . . .    3,068,569             -0-       1,340,273        4,408,842
1995  . . . . . . . . . . .    4,408,842         343,412       1,985,653        6,737,907
1996  . . . . . . . . . . .    6,737,907             -0-       1,849,865        8,587,772

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


      Numeric display paging service, which was introduced by the paging industry around 1980, represents approximately 90% of the Company's pagers in service at December 31, 1996. Alphanumeric display service, which was introduced in the mid-1980s, but which the Company has only recently begun to market aggressively, represents approximately 9.6% of the Company's pagers in service at December 31, 1996.


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


      Primarily in conjunction with its numeric display and alphanumeric display paging services, the Company also provides voice messaging and personalized/automated answering services, marketed under the names PageMail or Page Mailbox, enabling a caller to leave a recorded message that is stored in the Company's computerized message retrieval center. When a message is left, the subscriber is automatically alerted through a page and can retrieve the stored voice message by calling the Company's paging terminal. PageMail or Page Mailbox were in use in conjunction with approximately 14.4% of the pagers in service with subscribers of the Company at December 31, 1996.


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

        OWNERSHIP OF PAGERS IN SERVICE WITH SUBSCRIBERS OF THE COMPANY
                                 DECEMBER 31,
--------------------------------------------------------------------------------



                               1992               1993                1994                 1995                1996
                         ----------------   -----------------   ----------------    ----------------     ----------------
                           NUMBER     %      NUMBER      %        NUMBER     %        NUMBER     %         NUMBER       %
                         ---------  -----   ---------   -----   ---------  -----    ---------  -----     ---------    -----
Company owned            1,365,278   65.7%  1,741,934    56.8%  2,234,460   50.7%   3,355,449   49.8%    3,852,243     44.9%
Subscriber or third
    party owned            712,676   34.3%  1,326,635    43.2%  2,174,382   49.3%   3,382,458   50.2%    4,735,529     55.1%
                         ---------  -----   ---------   -----   ---------  -----    ---------  -----     ---------    -----
Total                    2,077,954  100.0%  3,068,569   100.0%  4,408,842  100.0%   6,737,907  100.0%    8,587,772    100.0%
                         =========  =====   =========   =====   =========  =====    =========  =====     =========    =====




     The increase in the Company's subscriber base serviced and owned by the Company in 1996 was primarily due to an increase in the Company's units placed in service by the direct sales force.


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


     CONTINUED GROWTH IN CORE PAGING BUSINESS - The Company currently provides local, regional, and nationwide paging services utilizing primarily numeric display and alphanumeric display pagers, with voice mail available as a supplemental service. The Company is also the exclusive wireless provider of CNN news, sports, and financial market headlines. In 1996, pagers in service with subscribers of the Company grew by approximately 1.8 million units, or 27.5%. Through a combination of increased penetration and market share gains, the Company believes its core paging business will continue to provide significant future growth.


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

SALES AND DISTRIBUTION


     The Company believes its distribution channels provide the broadest reach in the industry. The Company's paging services are sold through a regionally-deployed direct sales force, some 6,000 nationwide resellers, and its National Accounts Division. As of December 31, 1996, direct sales (which includes those from the Company's sales force and marketing affiliates) accounted for approximately 48.8% of the Company's overall pagers in service and the indirect channel (which includes resellers and retailers) represented approximately 51.2%.


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

     In the indirect channel, the Company provides services under marketing agreements with third-party organizations, or "resellers," in bulk quantities at wholesale monthly rates that are lower than the Company's retail rates through its direct sales channel. The resellers, in turn, lease or resell the pagers to their own subscribers and resell the Company's paging service under marketing agreements. The Company's costs of handling and billing bulk reseller accounts are generally lower than the costs of handling and billing its other accounts and, therefore, higher margins are produced through the Company's reseller channel than through its direct channel, since the reseller is responsible for customer service, billing, and other associated expenses. The portion of the Company's subscriber base placed in service through resellers accounted for approximately 44% of the Company's pagers in service at December 31, 1994, approximately 45% at December 31, 1995, and approximately 51% at December 31, 1996. Resellers represented approximately 47% of the Company's net unit additions during 1995 and approximately 72% of the Company's net unit additions during 1996 as a result of the successful expansion of the reseller program that began in 1990. This program targets those market segments which the Company's direct sales force cannot reach in a cost-effective manner. Management believes that this sales channel generates an attractive incremental cash flow contribution and enables the Company to increase its operating efficiencies and lower per unit costs by further amortizing its network infrastructure investment over a larger subscriber base. In addition, because other companies bear the economic burden of pager capital investment, direct selling expense, and certain administrative costs, management believes that the resulting cash flow stream from pagers serviced through resellers represents an attractive return on the Company's total capital investment.


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


     Although some of the Company's competitors are small privately-owned companies servicing only one market area, others are subsidiaries or divisions of larger companies, such as Regional Bell Operating Companies, that provide paging services in multiple market areas. In addition, the industry has been experiencing a significant amount of consolidation over the last few years as various competitors attempt to expand their service area and market share. Among the Company's competitors are AT&T Wireless Messaging, AirTouch Communications, Inc., Arch Communications Group Inc., and MobileMedia Communications, Inc. (using the trade name MobileComm via its acquisition of the MobileComm subsidiary of Bell South). Certain of these competitors possess financial resources greater than those of the Company.


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

ITEM 2.  PROPERTIES.

     In July 1996, the Company purchased 44 acres of land in Plano, Texas for its new corporate headquarters. The Company expects the first phase of construction on its new headquarters to be completed in the third quarter of 1998 at a total cost of approximately $60 million (including the cost of the land). In September 1995, the Company purchased approximately four acres of land and a building with approximately 37,000 square feet in Dallas, Texas. The property is currently being utilized as a 24-hour customer service call center for the Company's National Accounts Division.

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


     As of December 31, 1996, the Company owned pagers having a net book value of approximately $414.6 million.



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

     Glenn W. Marschel has served as President, Chief Executive Officer and Director of the Company since December 1, 1995. Prior thereto, Mr. Marschel had been Vice Chairman and Chief Operating Officer for the image and health care business of First Financial Management Corporation from April 1995 to November 1995. Mr. Marschel served as Group President, Payroll and Related Services, for Automatic Data Processing, Inc. from 1989 to December 1994. Mr. Marschel also serves as a Director of The SABRE Group Holdings, Inc.

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:


(IN THOUSANDS, EXCEPT  PER SHARE DATA)
 YEAR ENDED DECEMBER 31,                      1992        1993         1994         1995        1996
                                              ----        ----         ----         ----        ----
                                                                                             (Restated)
Services, rent and maintenance revenues    $206,198     $294,979     $389,919     $532,079    $685,960
Product sales                                51,600       78,915       99,765      113,943     136,527
                                           --------     --------     --------     --------   ---------
Total revenues                              257,798      373,894      489,684      646,022     822,487
Cost of products sold                       (35,909)     (62,495)     (78,102)     (93,414)   (116,647)
                                           --------     --------     --------     --------   ---------
Net Revenues                                221,889      311,399      411,582      552,608     705,840

Services, rent and maintenance expenses      37,437       57,343       74,453      109,484     146,896
Selling expenses                             34,135       44,836       60,555       67,561      82,790
General and administrative expenses          74,754      108,993      136,539      174,432     219,317
Depreciation and amortization                58,683       87,430      107,362      148,997     213,440
Provision to write-off pagers (1)                 -            -            -            -      22,500
                                           --------     --------     --------     --------   ---------
Total operating expenses                    205,009      298,602      378,909      500,474     684,943
                                           --------     --------     --------     --------   ---------

Operating income                             16,880       12,797       32,673       52,134      20,897
Interest expense                            (23,638)     (32,808)     (53,717)    (102,846)   (128,014)
Interest income                                   -            -        3,079        6,511       3,679
Equity in loss of an unconsolidated
    subsidiary                                    -            -            -            -        (882)
                                           --------     --------     --------     --------   ---------
Loss before extraordinary item               (6,758)     (20,011)     (17,965)     (44,201)   (104,320)
Extraordinary item (2)                      (14,884)           -            -            -           -
                                           --------     --------     --------     --------   ---------
Net loss                                   $(21,642)    $(20,011)    $(17,965)    $(44,201)  $(104,320)
                                           ========     ========     ========     ========   =========
Per common share data (3):
       Loss before extraordinary item      $  (0.06)    $  (0.20)    $  (0.18)    $  (0.43)  $   (1.02)
       Extraordinary item                     (0.15)           -            -            -           -



(1) Relates to pagers leased by the Company's National Accounts Division to customers under an agreement with a national marketing affiliate which have been deemed to be unrecoverable from the former customers of this marketing affiliate.
(2) Represents an extraordinary charge to terminate certain interest rate swaps and to write-off loan origination fees associated with the Company's prior credit agreement for its senior bank debt.
(3) Per share amounts have been restated to reflect the two-for-one stock split effective September 15, 1995.

                                          1992         1993         1994        1995        1996
                                          ----         ----         ----        ----        ----
                                                                                          (Restated)
OTHER DATA:
(IN THOUSANDS, EXCEPT PAGER DATA)
EBITDA                                 $   75,563  $   100,227   $  140,035  $  201,131  $  234,337
Pagers in service
   (at end of period)                   2,077,954    3,068,569    4,408,842   6,737,907   8,587,772
Pagers in service per
   employee
   (at end of period)                         778          974        1,103       1,441       1,499
Capital expenditures                   $  145,970  $   145,625   $  213,308  $  312,289  $  402,510

CONSOLIDATED BALANCE SHEET DATA:

(IN THOUSANDS)  DECEMBER 31,

Current assets                         $   29,821  $    29,000   $   39,375  $  262,415  $  130,428
Total assets                              304,747      371,556      706,008   1,228,338   1,439,613
Long-term obligations,
   less current maturities                267,000      342,500      504,000   1,150,000   1,459,188
Total stockholders' deficit                (4,818)     (23,366)     (39,908)    (80,784)   (182,175)

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



YEAR ENDED DECEMBER 31,                      1994       1995       1996
                                             ----       ----       ----
                                                                (Restated)
Net Revenues                                100.0%     100.0%     100.0%
Operating expenses:
    Services, rent and maintenance           18.1       19.8       20.8
    Selling                                  14.7       12.2       11.7
    General and administrative               33.2       31.6       31.1
    Depreciation and amortization            26.1       27.0       30.2
    Provision to write-off pagers               -          -        3.2
                                             ----       ----       ----

Operating income                              7.9        9.4        3.0

Net loss                                     (4.4)      (8.0)     (14.8)

EBITDA                                       34.0       36.4       33.2

EBITDA for domestic operations               34.0       36.4       34.3

     Net Revenues for the year ended December 31, 1996 were $705.8 million, an increase of 27.7% over $552.6 million for the year ended December 31, 1995. Net Revenues for the year ended December 31, 1995 increased 34.3% from $411.6 million for the year ended December 31, 1994. Revenues from services, rent, and maintenance, which the Company considers its primary business, increased 28.9% to $686.0 million for the year ended December 31, 1996, compared to $532.1 million for the year ended December 31, 1995. Services, rent, and maintenance revenues for the year ended December 31, 1995 increased 36.5% from $389.9 million for the year ended December 31, 1994. These increases were primarily due to continued growth in the number of pagers in service with subscribers of the Company. The number of pagers in service with subscribers at December 31, 1996, 1995, and 1994 was 8,587,772, 6,737,907, and 4,408,842,
respectively. The increase in the pagers in service with subscribers from December 31, 1995 to December 31, 1996 and from December 31, 1994 to December 31, 1995 was 27.5% and 52.8%, is primarily due to the Company's expanding local and national third-party reseller customer base. Also contributing to the growth in the pagers in service during 1995 is the Company's National Accounts Division and acquisitions of certain paging assets, including approximately 343,000 pagers in service. The Company's National Accounts Division represents a new distribution strategy which gives the Company an opportunity to reach into broader markets, including consumers, by partnering with large companies that are regional or national in scope and have large customer bases. In addition, the Company's National Accounts Division includes customer relationships with national resellers, where it sells pagers to major third parties and provides paging service at reduced rates. The resellers, in turn, lease or resell the pagers to their own subscribers and resell the Company's paging service under marketing agreements. As the Company increases reliance on distribution of pagers and paging services through resellers and marketing affiliates, the Company may experience increased variability in quarterly and annual results relating to the net addition of pagers.


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


     Depreciation and amortization expenses increased for the year ended December 31, 1996, as compared to the prior year by 43.3% from $149.0 million to $213.4 million. Depreciation and amortization expenses for the year ended December 31, 1995 increased by 38.8% from $107.4 million for the year ended December 31, 1994. These increases in depreciation and amortization expenses were primarily due to the increase in the number of pagers owned by the Company and leased to subscribers, the increase in computer and paging equipment, and the acquisitions discussed in Note 14 to the consolidated financial statements. Depreciation and amortization expenses will increase significantly in 1997 due to changes in pager depreciation and the commencement of amortization of PCS and SMR licenses and certain other costs upon the introduction of VoiceNow (including the depreciation of the Company's VoiceNow pagers), which occurred on February 24, 1997. Effective January 1, 1997, the Company is shortening the depreciable life of its pagers from four to three years, and revising the related residual values. The change is being made to better reflect the estimated periods during which the pagers will remain in service. The change will have an effect of increasing depreciation expense by approximately $30 million in 1997.



     The provision to write-off pagers relates to in excess of 400,000 pagers leased by the Company's National Accounts Division to customers under an agreement with a national marketing affiliate. During 1996, the Company experienced significant cancellations by the customer base developed through this affiliate and, as a result, as of December 31, 1996, does not expect to recover such pagers from the former customers of this marketing affiliate (see
Note 1 of Notes to Consolidated Financial Statements).



     Operating income decreased 59.9% from $52.1 million (9.4% of Net Revenues) for the year ended December 31, 1995 to $20.9 million (3.0% of Net Revenues) for the year ended December 31, 1996. Operating income for the year ended December 31, 1995 increased 59.6% from $32.7 million (7.9% of Net Revenues) for the year ended December 31, 1994.

     As a result of the above factors, EBITDA increased 16.5% to $234.3 million (33.2% of Net Revenues) for 1996 compared to $201.1 million (36.4% of Net Revenues) for 1995. EBITDA for the year ended December 31, 1995 increased by 43.6% from $140.0 million (34.0% of Net Revenues) for the year ended December 31, 1994. In 1996, EBITDA and the percentage of Net Revenues were negatively impacted by the provision to write-off pagers and the Company's international start-up operations. EBITDA for the Company's domestic operations increased 20.4% to $242.1 million (34.3% of Net Revenues) for 1996 compared to $201.1 million (36.4% of Net Revenues) for 1995. The Company anticipates that during 1997 its VoiceNow service will have an incremental negative impact of $30 million to $40 million on consolidated operating cash flow.


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


The financial statements for 1996 have been restated as described in Note 1.




                                              ERNST & YOUNG LLP




Dallas, Texas
February  19, 1997, except for
  Note 1 as to which the date is
  September 29, 1997

                             PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Information)





                                                                         YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                     1994        1995         1996
                                                                   ---------   ---------   ---------
                                                                                           (Restated)
Services, rent and maintenance revenues                            $ 389,919   $ 532,079   $ 685,960
Product sales                                                         99,765     113,943     136,527
                                                                   ---------   ---------   ---------
             Total revenues                                          489,684     646,022     822,487
Cost of products sold                                                (78,102)    (93,414)   (116,647)
                                                                   ---------   ---------   ---------
                                                                     411,582     552,608     705,840
Operating expenses:
       Services, rent and maintenance                                 74,453     109,484     146,896
       Selling                                                        60,555      67,561      82,790
       General and administrative                                    136,539     174,432     219,317
       Depreciation and amortization                                 107,362     148,997     213,440
       Provision to write-off pagers                                      --          --      22,500
                                                                   ---------   ---------   ---------
            Total operating expenses                                 378,909     500,474     684,943
                                                                   ---------   ---------   ---------

Operating income                                                      32,673      52,134      20,897

Other income (expense):
       Interest expense                                              (53,717)   (102,846)   (128,014)
       Interest income                                                 3,079       6,511       3,679
       Equity in loss of an unconsolidated
         subsidiary                                                       --          --        (882)
                                                                   ---------   ---------   ---------
            Total other income (expense)                             (50,638)    (96,335)   (125,217)
                                                                   ---------   ---------   ---------

Net loss                                                           $ (17,965)  $ (44,201)  $(104,320)
                                                                   =========   =========   =========

Net loss per share                                                 $   (0.18)  $   (0.43)  $   (1.02)
                                                                   =========   =========   =========



                             See accompanying notes

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share Information)




                                                                                    DECEMBER 31,
                                                                             -------------------------
                                                                                 1995          1996
                                                                             -----------   -----------
                                                                                            (Restated)
ASSETS
Current assets:
       Cash and cash equivalents                                             $   198,182   $     3,777
       Accounts receivable (less allowance for doubtful accounts of
         $4,704 and $4,994 in 1995 and 1996, respectively)                        41,335        60,089
       Inventories                                                                14,084        57,690
       Prepaid expenses                                                            5,495         8,872
                                                                             -----------   -----------
              Total current assets                                               259,096       130,428

Property, equipment, and leasehold improvements, at cost                         841,022     1,137,729
       Less accumulated depreciation                                            (225,413)     (319,194)
                                                                             -----------   -----------
              Net property, equipment, and leasehold improvements                615,609       818,535

Other non-current assets, at cost                                                384,098       547,067
       Less accumulated amortization                                             (30,465)      (56,417)
                                                                             -----------   -----------
              Net other non-current assets                                       353,633       490,650
                                                                             -----------   -----------
                                                                             $ 1,228,338   $ 1,439,613
                                                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                      $    69,776   $    59,857
       Accrued interest                                                           34,670        41,853
       Accrued expenses                                                           34,421        38,460
       Customer deposits                                                          20,255        22,430
                                                                             -----------   -----------
              Total current liabilities                                          159,122       162,600
                                                                             -----------   -----------

Long-term obligations                                                          1,150,000     1,459,188

Commitments and contingencies                                                         --            --

Stockholders' deficit:
       Common Stock - $.01 par, authorized 250,000,000 shares;
         issued and outstanding 102,245,807 shares at December 31,
         1995 and 102,621,077 shares at December 31, 1996                          1,022         1,026
       Paid-in capital                                                           121,701       124,522
       Accumulated deficit                                                      (203,507)     (307,827)
       Foreign currency translation adjustments                                       --           104
                                                                             -----------   -----------
               Total stockholders' deficit                                       (80,784)     (182,175)
                                                                             -----------   -----------
                                                                             $ 1,228,338   $ 1,439,613
                                                                             ===========   ===========



                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                       YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                   1994        1995        1996
                                                                 ---------   ---------   ---------
                                                                                        (Restated)
Operating activities:
        Net loss                                                 $ (17,965)  $ (44,201)  $(104,320)
        Adjustments to reconcile net loss
            to cash provided by operating activities:
                 Depreciation and amortization                     107,362     148,997     213,440
                 Provision to write-off pagers                          --          --      22,500
                 Provision for doubtful accounts                    11,664      12,209      14,033
                 Equity in loss of an unconsolidated subsidiary         --          --         882
                 Write-off of debt issuance costs                       --       6,641          --
                 Amortization of debt issuance costs                 2,764       4,313       5,261
                 Payment of consent solicitation
                     on 11.75% Senior Notes                         (5,896)         --          --
        Changes in operating assets and
             liabilities:
                  Accounts receivable                              (20,289)    (28,393)    (32,787)
                  Inventories                                       (2,501)     (3,495)    (43,606)
                  Prepaid expenses                                     711      (4,144)     (3,377)
                  Accounts payable                                   9,532      41,860      (9,919)
                  Accrued expenses                                  18,941      24,715      11,222
                  Customer deposits                                  3,421       2,127       2,175
                                                                 ---------   ---------   ---------
Net cash provided by operating activities                          107,744     160,629      75,504
                                                                 ---------   ---------   ---------

Investing activities:
        Capital expenditures                                      (213,308)   (312,289)   (402,510)
        Payments for spectrum licenses                             (39,672)   (157,600)   (109,236)
        Business acquisitions and joint venture investments         (5,705)   (111,872)     (9,352)
        Restricted cash invested in money market instruments            --          --     (27,039)
        Other                                                       (2,154)     (7,626)    (18,107)
                                                                 ---------   ---------   ---------
Net cash used in investing activities                             (260,839)   (589,387)   (566,244)
                                                                 ---------   ---------   ---------

Financing activities:
        Borrowings under credit agreements                           4,000     564,850     223,438
        Repayments of long-term obligations                       (142,500)   (318,850)   (414,250)
        Proceeds from Senior Notes offerings                       300,000     400,000     500,000
        Debt issuance costs on Senior Notes offerings               (8,250)    (10,132)    (11,250)
        Debt issuance costs on credit agreements                        --     (13,531)     (3,766)
        Proceeds from exercise of Common Stock options               1,423       3,325       2,825
        Other                                                       (1,618)     (1,173)       (662)
                                                                 ---------   ---------   ---------
Net cash provided by financing activities                          153,055     624,489     296,335
                                                                 ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents                   (40)    195,731    (194,405)
Cash and cash equivalents at beginning of year                       2,491       2,451     198,182
                                                                 ---------   ---------   ---------
Cash and cash equivalents at end of year                         $   2,451   $ 198,182   $   3,777
                                                                 =========   =========   =========


                             See accompanying notes

                              PAGING NETWORK, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 Year ended December 31, 1994, 1995, and 1996
                    (In Thousands, Except Share Information)



                                                                                         Foreign
                                                                                         Currency
                                                      Common    Paid-in    Accumulated  Translation    Stockholders'
                                                      Stock     Capital      Deficit    Adjustments     Deficit
                                                    ---------  ---------    ---------    ---------     ---------
Balance, December 31, 1993                          $   1,011  $ 116,964    $(141,341)   $      --     $ (23,366)
    Issuance of 319,302 shares of
        Common Stock upon exercise
        of stock options                                    3      1,420           --           --         1,423
    Net loss                                               --         --      (17,965)          --       (17,965)
                                                    ---------  ---------    ---------    ---------     ---------
Balance, December 31, 1994                              1,014    118,384     (159,306)          --       (39,908)
    Issuance of 840,007 shares of
        Common Stock upon exercise
        of stock options                                    8      3,317           --           --         3,325
    Net loss                                               --         --      (44,201)          --       (44,201)
                                                    ---------  ---------    ---------    ---------     ---------
Balance, December 31, 1995                              1,022    121,701     (203,507)          --       (80,784)
    Issuance of 375,270 shares of
        Common Stock upon exercise
        of stock options                                    4      2,821           --           --         2,825
    Net loss (restated)                                    --         --     (104,320)          --      (104,320)
    Foreign currency translation
        adjustments                                        --         --           --          104           104
                                                    ---------  ---------    ---------    ---------     ---------

Balance, December 31, 1996 (restated)               $   1,026  $ 124,522    $(307,827)   $     104     $(182,175)
                                                    =========  =========    =========    =========     =========



                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. RESTATEMENT OF 1996 FINANCIAL STATEMENTS

During the third quarter of 1997, management of Paging Network, Inc. (the Company) reviewed agreements with a national marketing affiliate entered into prior to the issuance of the December 31, 1996 financial statements. This review resulted in the determination that an earlier judgment that the Company ultimately would recover or be compensated for certain pagers distributed through that affiliate to customers who later discontinued service was not correct. Accordingly, the Company has restated its financial statements for 1996 to reflect a provision of $22.5 million to write-off the pagers now deemed to be unrecoverable as of December 31, 1996.

The impact of the restatements on the consolidated balance sheet as of December 31, 1996, and on the consolidated statement of operations for the year then ended is as follows:



                                                Amounts Previously    Restated
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             Reported         Amounts
                                                ------------------   ----------
Operating income                                $      43,397        $   20,897
Net loss                                              (81,820)         (104,320)
Net loss per share                                      (0.80)            (1.02)
Net property, equipment,
   and leasehold improvements                         841,035           818,535
Accumulated deficit                                  (285,327)         (307,827)



In addition, the impact of the restatement also resulted in changes to the consolidated statements of cash flows and stockholders' deficit for the year ended December 31, 1996, and notes 3, 6, 7, and 15.


2.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES


     The Company is a provider of paging and wireless messaging services. The Company provides paging services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, and Canada, including local paging service in all of the largest 100 markets (in population) in the United States, and owns a minority interest in joint ventures of paging companies in Spain and Brazil. The consolidated financial statements of the Company include the accounts of all of its wholly and majority-owned subsidiaries. All intercompany transactions have been eliminated.

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

    Reclassifications - Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 presentation.


3.    PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS


    The cost of property, equipment, and leasehold improvements consisted of the following:



(IN THOUSANDS) DECEMBER 31,                    1995             1996
                                               ----             ----
                                                             (Restated)
Machinery and equipment                       $394,331       $  571,963
Pagers                                         372,128          456,066
Furniture and fixtures                          46,189           57,550
Leasehold improvements                          25,036           35,130
Land, buildings, and building improvements       3,338           17,020
                                              --------       ----------
    Total cost                                $841,022       $1,137,729
                                              ========       ==========

4.  OTHER NON-CURRENT ASSETS


    The cost of other non-current assets consisted of the following:

(IN THOUSANDS) DECEMBER 31,                       1995             1996
                                                  ----             ----
Licenses and frequencies                      $249,058         $358,272
Excess of cost over fair market value
    of assets acquired                          34,543           34,899
Other intangible assets                         53,741           55,893
Restricted cash invested in money
    market instruments, at fair value                -           27,039
Other non-current assets                        46,756           70,964
                                              --------        ---------
     Total                                    $384,098         $547,067
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



5.  LONG-TERM OBLIGATIONS


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


    The Credit Agreement prohibits the Company from paying cash dividends or other cash distributions to stockholders. The Credit Agreement also prohibits the Company from paying more than a total $2.0 million in connection with the purchase of Common Stock owned by employees whose employment with the Company is terminated (see Note 7). The Credit Agreement contains other covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, engage in transactions with affiliates, dispose of assets, and engage in mergers, consolidations, and other acquisitions. Amounts owing under the Credit Agreement are secured by a security interest in substantially all of the Company's assets, the assets of the Company's subsidiaries, and the capital stock of the subsidiaries of the Company.


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

6.  INCOME TAXES


    For the years ended December 31, 1994, 1995, and 1996, the Company had no provision or benefit for income taxes because the deferred benefit from the operating losses was offset by an increase in the valuation allowance of $6.8 million, $14.6 million, and $36.9 million, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:



(IN THOUSANDS) DECEMBER 31,                        1995              1996
                                                   ----              ----
                                                                 (Restated)
Deferred tax assets:
    Net operating loss carryforwards            $   74,038       $   118,384
    Deferred revenue                                 2,003             3,386
    Bad debt reserve                                 1,834             1,933
    Other tax credit carryforwards                     691               691
    Other                                            3,907             4,354
                                                ----------       -----------
        Total deferred tax assets                   82,473           128,748
    Valuation allowance                            (50,642)          (87,532)
                                                ----------       -----------
        Net deferred tax assets                     31,831            41,216
Deferred tax liabilities:
    Depreciation                                   (28,122)          (35,601)
    Amortization                                    (3,709)           (5,615)
                                                ----------       -----------
        Total deferred tax liabilities             (31,831)          (41,216)
                                                ----------       -----------
                                                $        -       $         -
                                                ==========       ===========





    At December 31, 1996, the Company has net operating loss carryforwards of approximately $303 million that expire in years 1999 through 2011.



7.  STOCK OPTIONS


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

    The 1992 Stock Option Plan for Directors (Directors' Plan), for non-employee Directors of the Company, provides for the granting of non-statutory options to purchase Common Stock at not less than 100% of the fair market value on the date the options are granted. The Directors' Plan is administered by the Committee. The total number of shares of Common Stock with respect to which options may be granted under the Directors' Plan may not exceed 750,000. Approximately 480,000 shares remain available for grant under the Directors' Plan at December 31, 1996. A total of 117,000 shares were vested and exercisable at December 31, 1996. Options granted under the Directors' Plan are non-transferable except by the laws of descent and distribution and are exercisable upon vesting, which occurs either immediately or in installments, as the Board of Directors or the Committee may determine at the time it grants such options.

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

    For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per common share information):


                                                             1995             1996
                                                           ---------       ---------
                                                                           (Restated)
Net loss                               As reported         $(44,201)      $(104,320)
                                         Pro forma         $(45,830)      $(110,533)

Net loss per common share              As reported         $  (0.43)      $   (1.02)
                                         Pro forma         $  (0.45)      $   (1.08)


    Because SFAS No. 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.


8.  COMMITMENTS


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



9.  CONTINGENCIES


    The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.



10. COMMON STOCK AND NET LOSS PER SHARE


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


11. STATEMENT OF CASH FLOWS INFORMATION


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


12. EMPLOYEE BENEFIT PLANS


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



13.   STOCK PURCHASE RIGHTS


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

14.  ACQUISITIONS


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

15. QUARTERLY FINANCIAL RESULTS (UNAUDITED)


    Quarterly financial information for the two years ended December 31, 1996 is summarized below.


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            First             Second          Third          Fourth
                                           Quarter           Quarter         Quarter         Quarter
                                          --------          --------        --------        --------
1996
----
Services, rent and maintenance
    revenues                              $158,775          $167,036        $175,725        $184,424
Product sales                               27,598            32,143          35,967          40,819
                                          --------          --------        --------        --------
Total revenues                             186,373           199,179         211,692         225,243
Cost of products sold                      (23,352)          (27,124)        (30,855)        (35,316)
                                          --------          --------        --------        --------
                                           163,021           172,055         180,837         189,927

Operating income (loss)                     15,725            10,987           8,860         (14,675)(1)
Net loss                                   (12,106)          (18,532)        (21,994)        (51,688)(1)
Net loss per share                           (0.12)            (0.18)          (0.21)          (0.50)(1)

1995
----

Services, rent and maintenance
    revenues                              $116,132          $124,178        $139,771        $151,998
Product sales                               25,973            28,783          29,336          29,851
                                          --------          --------        --------        --------
Total revenues                             142,105           152,961         169,107         181,849
Cost of products sold                      (20,646)          (23,700)        (23,607)        (25,461)
                                          --------          --------        --------        --------
                                           121,459           129,261         145,500         156,388

Operating income                            10,696            10,699          14,857          15,882
Net loss                                    (6,821)(2)       (16,169)(2)(3)  (10,046)        (11,165)
Net loss per share                           (0.07)(2)         (0.16)(2)(3)    (0.10)          (0.11)




(1) Operating loss and net loss have been increased from the amounts previously reported by $22.5 million and net loss per share has been increased by $0.22 per share for the provision to write-off pagers (see Note 1).

(2) Effective September 15, 1995, the Company effected a two-for-one stock split recorded in the form of a 100% stock dividend paid September 29, 1995. Share and per share amounts for periods indicated have been restated to reflect the stock split.

(3) Includes the write-off of debt issuance costs of approximately $6.6 million related to a prior credit agreement (see Note 5).

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


    Information regarding the executive officers is included in Item 4 of Form 10-K.


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

    REPORT OF INDEPENDENT AUDITORS


    The Board of Directors and Stockholders
    Paging Network, Inc.


    We have audited the consolidated financial statements of Paging Network, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 19, 1997, except for Note 1, as to which the date is September 29, 1997. Our audits also included Schedule II - Valuation and Qualifying Accounts. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.


    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                             ERNST & YOUNG LLP




    Dallas, Texas
    February 19, 1997, except for
      Note 1 to the consolidated
      financial statements, as to
      which the date is September
      29, 1997.

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

    12          Ratio of Earnings to Fixed Charges for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 (restated) (7)

    22          List of the Registrant's Subsidiaries (8)

    23          Consent of Independent Auditors (7)

    27          Financial Data Schedule (restated) (7)

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

    (7)   Filed herewith.


    (8) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PAGING NETWORK, INC.

  Date:  September 29, 1997        By: /s/ JOHN P. FRAZEE, JR.
                                       -------------------------------------
                                           John P. Frazee, Jr.
                                           Chairman of the Board of Directors,
                                           President and Chief Executive
                                           Officer (Principal Executive Officer)

  Date:  September 29, 1997        By: /s/ G. ROBERT THOMPSON
                                       -------------------------------------
                                           G. Robert Thompson
                                           Vice President - Finance and Acting
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                            Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


  Date:  September 29, 1997           By: /s/ RICHARD C. ALBERDING
                                          -------------------------------------
                                              Richard C. Alberding, Director

  Date:  September 29, 1997           By: /s/ BRYAN C. CRESSEY
                                          -------------------------------------
                                              Bryan C. Cressey, Director

  Date:  September 29, 1997           By: /s/ JOHN P. FRAZEE, JR.
                                          -------------------------------------
                                              John P. Frazee, Jr.
                                              Chairman of the Board of
                                              Directors, President, Chief
                                              Executive Officer, and Director

  Date:  September 29, 1997           By: /s/ LEE M. MITCHELL
                                          -------------------------------------
                                              Lee M. Mitchell, Director

  Date:  September 29, 1997           By: /s/ GEORGE M. PERRIN
                                          -------------------------------------
                                              George M. Perrin, Director

  Date:  September 29, 1997           By: /s/ CARL D. THOMA
                                          -------------------------------------
                                              Carl D. Thoma, Director

  Date:  September 29, 1997           By: /s/ ROY A. WILKENS
                                          -------------------------------------
                                              Roy A. Wilkens, Director

                                 EXHIBIT INDEX


 EXHIBIT
   NO.                           DESCRIPTION
 -------                         -----------
   12    Ratio of Earnings to Fixed Charges for the years ended December 31, 1996, 1995,
         1994, 1993 and 1992 (restated)

   23    Consent of Independent Auditors

   27    Financial Data Schedule (restated)