Form 10-Q/A
period 1997-03-31
PAGING NETWORK INC
filed 1997-10-01
CIK 878324

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------


                       FORM 10-Q/A (Amendment Number 1)


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

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (Unaudited)



                                                                     March 31,     December 31,
                                                                       1997            1996
                                                                   ------------    ------------
                                                                     (Restated)      (Restated)
ASSETS

Current assets:
    Cash and cash equivalents ..................................   $      3,300    $      3,777
    Accounts receivable, less allowance
       for doubtful accounts ...................................         63,293          60,089
    Inventories ................................................         62,808          57,690
    Prepaid expenses and other assets...........................         15,846           8,872
                                                                   ------------    ------------
       Total current assets ....................................        145,247         130,428

Property, equipment, and leasehold improvements, at cost .......      1,217,100       1,137,729
    Less accumulated depreciation ..............................       (353,925)       (319,194)
                                                                   ------------    ------------
       Net property, equipment, and leasehold improvements .....        863,175         818,535

Other non-current assets, at cost ..............................        610,473         547,067
    Less accumulated amortization ..............................        (63,906)        (56,417)
                                                                   ------------    ------------
       Net other non-current assets ............................        546,567         490,650
                                                                   ------------    ------------
                                                                   $  1,554,989    $  1,439,613
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable ...........................................   $     68,352    $     59,857
    Accrued interest ...........................................         44,807          41,853
    Accrued expenses ...........................................         45,734          38,460
    Customer deposits ..........................................         23,066          22,430
                                                                   ------------    ------------
       Total current liabilities ...............................        181,959         162,600

Long-term obligations ..........................................      1,579,416       1,459,188

Other long-term liabilities ....................................         12,933            --

Commitments and contingencies ..................................           --              --

Stockholders' deficit:
    Common Stock:  $.01 par, 250,000,000 shares
       authorized, 102,621,077 shares issued and
       outstanding in 1997 and 1996, respectively ..............          1,026           1,026
    Paid-in capital ............................................        124,522         124,522
    Accumulated deficit ........................................       (345,141)       (307,827)
    Foreign currency translation adjustments ...................            274             104
                                                                   ------------    ------------
       Total stockholders' deficit .............................       (219,319)       (182,175)
                                                                   ------------    ------------
                                                                   $  1,554,989    $  1,439,613
                                                                   ============    ============


                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                  (Unaudited)



                                                                  Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                  1997           1996
                                                             ------------    ------------
                                                              (Restated)
Services, rent and maintenance revenues ..................   $    188,880    $    158,775
Product sales ............................................         36,368          27,598
                                                             ------------    ------------
    Total revenues .......................................        225,248         186,373
Cost of products sold ....................................        (31,357)        (23,352)
                                                             ------------    ------------
                                                                  193,891         163,021

Operating expenses:
    Services, rent and maintenance .......................         40,942          33,651
    Selling ..............................................         28,271          18,511
    General and administrative ...........................         60,398          49,796
    Depreciation and amortization ........................         64,468          45,338
                                                             ------------    ------------
       Total operating expenses ..........................        194,079         147,296
                                                             ------------    ------------

Operating income (loss) ..................................           (188)         15,725

Other income (expense):
    Interest expense .....................................        (37,826)        (29,735)
    Interest income ......................................            992           2,019
    Equity in loss of an unconsolidated subsidiary .......           (292)           (115)
                                                             ------------    ------------
       Total other income (expense) ......................        (37,126)        (27,831)
                                                             ------------    ------------

Net loss .................................................   $    (37,314)   $    (12,106)
                                                             ============    ============

Net loss per share .......................................   $      (0.36)   $      (0.12)
                                                             ============    ============




                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                                          Three Months ended
                                                                              March 31,
                                                                   ----------------------------
                                                                       1997             1996
                                                                   ------------    ------------
                                                                     (Restated)
Operating activities:
    Net loss ...................................................   $    (37,314)   $    (12,106)
       Adjustments to reconcile net loss to net cash provided
       by operating activities:
           Depreciation ........................................         59,059          39,854
           Amortization ........................................          5,409           5,484
           Provision for doubtful accounts .....................          4,163           2,992
           Equity in loss of an unconsolidated subsidiary ......            292             115
           Amortization of debt issuance costs .................          2,471           1,285
       Changes in operating assets and liabilities:
           Accounts receivable .................................         (7,367)         (4,636)
           Inventories .........................................         (5,118)         (4,134)
           Prepaid expenses and other assets ...................         (6,974)         (6,030)
           Accounts payable ....................................          8,495         (12,629)
           Accrued interest ....................................          2,954         (11,898)
           Accrued expenses ....................................          7,274          (2,241)
           Customer deposits ...................................            636             156
                                                                   ------------    ------------
Net cash provided by (used in) operating activities ............         33,980          (3,788)
                                                                   ------------    ------------

Investing activities:
    Capital expenditures .......................................       (102,990)        (99,633)
    Payments for spectrum licenses .............................        (47,835)            (41)
    Business acquisitions and joint venture investments ........         (1,769)         (5,392)
    Restricted cash invested in money market instruments .......         (2,022)           --
    Other ......................................................           (251)         (1,818)
                                                                   ------------    ------------
Net cash used in investing activities ..........................       (154,867)       (106,884)
                                                                   ------------    ------------

Financing activities:
    Borrowings under credit agreements .........................        120,228            --
    Proceeds from exercise of Common Stock options .............           --             1,343
    Other ......................................................            182             (58)
                                                                   ------------    ------------
Net cash provided by financing activities ......................        120,410           1,285
                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........           (477)       (109,387)
Cash and cash equivalents at beginning of period ...............          3,777         198,182
                                                                   ------------    ------------
Cash and cash equivalents at end of period .....................   $      3,300    $     88,795
                                                                   ============    ============



                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)


    1.   RESTATEMENT OF FINANCIAL STATEMENTS



                 During the third quarter of 1997, management of Paging Network, Inc. (the Company) reviewed agreements with a national marketing affiliate entered into prior to the issuance of the December 31, 1996 financial statements. This review resulted in the determination that an earlier judgment that the Company ultimately would recover or be compensated for certain pagers distributed through that affiliate to customers who later discontinued service was not correct. Accordingly, the Company has restated its financial statements for 1996 to reflect a provision of $22.5 million to write-off the pagers deemed to be unrecoverable as of December 31, 1996.



                 The financial statements for the three months ended March 31, 1997, have also been restated as a result of the restatement of the 1996 financial statements discussed above to (i) write-off the pagers that have been deemed to be unrecoverable, (ii) reduce depreciation expense by $2.6 million to eliminate depreciation previously recorded during the quarter ended March 31, 1997, on the pagers deemed unrecoverable, and (iii) record assets and liabilities of the same amount, $19.2 million as of March 31, 1997, related to the amounts receivable and payable under the agreements discussed above and to accrete the related interest expense and interest income.



                 The impact of the restatements on the consolidated statement of operations for the three months ended March 31, 1997 is as follows:




         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  As Previously Reported         As Restated
                                                   ----------------------     ------------------
                                                     Three months ended       Three months ended
                                                       March 31, 1997           March 31, 1997
                                                   ----------------------     ------------------
         Depreciation and amortization                  $  67,068                   $  64,468
         Operating income (loss)                           (2,788)                       (188)
         Interest expense                                 (37,579)                    (37,826)
         Interest income                                      745                         992
         Net loss                                         (39,914)                    (37,314)
         Net loss per share                                 (0.39)                      (0.36)



                 The impact of the restatements on the consolidated balance sheets as of March 31, 1997, and December 31, 1996, is as follows:



                                                    As Previously Reported                       As Restated
                                              ----------------------------------     -------------------------------------
         (IN THOUSANDS)                         March 31,        December 31,              March 31,        December 31,
                                                  1997              1996                     1997              1996
                                              ----------------------------------     -------------------------------------
         Prepaid expense and other assets      $    9,611        $    8,872               $   15,846        $    8,872
         Net property, equipment,
            and leasehold improvements            883,075           841,035                  863,175           818,535
         Net other non-current assets             533,634           490,650                  546,567           490,650
         Accounts payable                          62,117            59,857                   68,352            59,857
         Other long-term liabilities                   --                --                   12,933                --
         Accumulated deficit                     (325,241)         (285,327)                (345,141)         (307,827)



         In addition, the impact of the restatement also resulted in changes to the consolidated statement of cash flows for the three months ended March 31, 1997.



    2.   THE COMPANY


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



    3.   UNAUDITED INTERIM FINANCIAL STATEMENTS



                 The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 1996, has been derived from the audited financial statements as of that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.


                 Certain 1996 amounts have been reclassified to conform with the 1997 presentation.



    4.   LONG-TERM OBLIGATIONS


                 As of March 31, 1997, the Company had $148.0 million of borrowings outstanding under its domestic $1.0 billion revolving credit agreement (the Credit Agreement).



    5.   DEPRECIATION EXPENSE



                 Effective January 1, 1997, the Company shortened the depreciable lives of its pagers from four to three years, and revised the related residual values. The change had an effect of increasing depreciation expense by approximately $8 million for the three months ended March 31, 1997.

    6.   INCOME TAX PROVISION


                 No provision or benefit for income taxes has been made for the three months ended March 31, 1997 and 1996, as the deferred benefit from operating losses was offset by the increase in the valuation allowance.



    7.   COMMON STOCK AND NET LOSS PER SHARE


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



    8.   STATEMENT OF CASH FLOWS INFORMATION


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


                                                       Three Months Ended
                                                            March 31,
                                                   -----------------------
                                                     1997           1996
                                                   --------       --------
                                                   (Restated)
Net Revenues ...................................      100.0%         100.0%

Operating expenses:
      Services, rent and maintenance ...........       21.1(1)        20.6
      Selling ..................................       14.6(1)        11.4
      General and administrative ...............       31.1           30.5
      Depreciation and amortization ............       33.3           27.8
                                                   --------       --------

Operating income (loss) ........................       (0.1)           9.7

Net Loss .......................................      (19.2)          (7.4)

EBITDA .........................................       33.2           37.5

EBITDA for domestic operations .................       34.4           37.5

EBITDA for core domestic paging operations .....       37.8           37.5



(1) Excluding expenses related to the launch of the Company's new VoiceNow(R) service, which was introduced during the first quarter of 1997, services, rent and maintenance expenses and selling expenses as a percentage of Net Revenues were 20.6% and 11.7%, respectively.

      Net Revenues for the three-month period ended March 31, 1997 were $193.9 million, an increase of 18.9% from $163.0 million for the comparable period ended March 31, 1996. Net Revenues for the Company's Canadian operations were $1.2 million for the first quarter of 1997. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 19.0% to $188.9 million for the three months ended March 31, 1997, compared to $158.8 million for the three months ended March 31, 1996. This increase was primarily due to continued growth in the number of pagers in service with subscribers of the Company. The number of pagers in service with subscribers at March 31, 1997 was 9,132,495 compared to 7,300,538 pagers in service with subscribers at March 31, 1996, an increase of 25.1%, and 8,587,772 pagers in service with subscribers at December 31, 1996, an increase of 6.3%. Contributing to the growth in the number of pagers in service with subscribers is the Company's expanding local and national third-party reseller customer base, which includes the impact of the Company's National Accounts Division. The Company's increased reliance on distribution of pagers and paging services through resellers and marketing affiliates could generate variability in quarterly and annual results relating to the net addition of pagers.


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

      Depreciation and amortization expenses increased for the first quarter of 1997 as compared to the corresponding period in the prior year by 42.2% from $45.3 million (27.8% of Net Revenues) to $64.5 million (33.3% of Net Revenues). The increase in depreciation and amortization expenses was primarily attributable to the increase in the number of pagers owned by the Company and leased to subscribers, the increase in computer and paging equipment, and the changes in pager depreciation. Effective January 1, 1997, the Company shortened the depreciable life of its pagers from four to three years, and revised the related residual values, in order to better reflect the estimated periods during which the pagers will remain in service. The change had an effect of increasing depreciation expense by approximately $8 million in the first quarter of 1997 and is expected to increase depreciation expense by approximately $30 million for the full year of 1997. As previously reported, depreciation and amortization expenses will increase significantly for the year ended December 31, 1997 due to the shorter depreciable lives for pagers and the commencement of amortization of the licenses for spectrum and certain other costs associated with the introduction of the Company's VoiceNow service, which occurred on February 24, 1997.


      As a result of the above factors, EBITDA increased 5.3% to $64.3 million (33.2% of Net Revenues) for the first quarter of 1997 compared to $61.1 million (37.5% of Net Revenues) for the corresponding period in 1996. As expected, in the first quarter of 1997 EBITDA and EBITDA as a percentage of Net Revenues was negatively impacted by the Company's international operations and its introduction of VoiceNow. The Company's international operations and its start-up of the VoiceNow service resulted in a decrease to EBITDA of $2.1 million and $6.4 million, respectively, in the first quarter of 1997. EBITDA for the Company's domestic operations increased 8.7% to $66.4 million (34.4%
of Net Revenues) for the first quarter of 1997 compared to $61.1 million (37.5% of Net Revenues) for the first quarter of 1996. Excluding the Company's VoiceNow operations, EBITDA for the Company's core domestic paging operations increased 19.2% to $72.8 million (37.8% of Net Revenues) for the first quarter of 1997 compared to $61.1 million (37.5% of Net Revenues) for the first quarter of 1996. The Company anticipates that during 1997 its VoiceNow service will have an incremental negative impact of $30 million to $40 million on consolidated operating cash flow.


      Interest expense, net of amounts capitalized, increased $8.1 million from the three-month period ended March 31, 1996, to the corresponding period in 1997, primarily due to a higher average level of indebtedness outstanding in 1997. The average level of indebtedness outstanding during the three months ended March 31, 1997 was approximately $1.53 billion compared to approximately $1.15 billion outstanding during the three months ended March 31, 1996.



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


      Through its wholly-owned subsidiary, Paging Network of Canada Inc., the Company began offering paging services in Canada in April 1996. In July 1996, the Company purchased a 25% interest in an existing Spanish paging company. In December 1996, the Company signed agreements as the operational partner with a 20% interest in a joint venture to provide paging services in Brazil which commenced operations during the first quarter of 1997. The Company is considering other opportunities for international expansion, with the goal of creating a portfolio of select international operations. Paging market penetration in many international markets is relatively low, and many such markets have only a small number of existing paging providers. The Company believes that in these markets its strategy of low-cost, high quality service is likely to be successful. Additional investments will depend on such factors as growth rates, new market opportunities, and execution of financing plans that maximize value for the Company's stockholders.


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



                                        Paging Network, Inc.





Date:  September 29 , 1997              /s/ JOHN P. FRAZEE, JR.
                                        ---------------------------------------
                                        John P. Frazee, Jr.
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)








Date:  September 29 , 1997              /s/ G. ROBERT THOMPSON
                                        ---------------------------------------
                                        G. Robert Thompson
                                        Vice President - Finance and Acting
                                        Chief Financial Officer
                                        (Principal Financial Officer and
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


  12 Ratio of Earnings to Fixed Charges for the three months ended March 31, 1997 and 1996 (restated) (7)

  27       Financial Data Schedule (restated) (7)


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