Form 10-Q/A
period 1997-06-30
PAGING NETWORK INC
filed 1997-10-01
CIK 878324

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

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

                           Yes  x        No
                               ---          ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

             Title                      Shares Outstanding as of July 31, 1997
---------------------------------       --------------------------------------
   Common Stock, $.01 par value                       102,624,232

The Company's Common Stock is publicly traded under the symbol "PAGE" through the National Association of Securities Dealers Automated Quotation National Market System.


===============================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                         Index to Financial Statements

                                                                           Page
                                                                           ----
Paging Network, Inc. Consolidated Balance Sheets as of
     June 30, 1997 and December 31, 1996 (Unaudited) .....................   3

Paging Network, Inc. Consolidated Statements of Operations
     for the Three and Six Months Ended June 30, 1997 and 1996
     (Unaudited) .........................................................   4

Paging Network, Inc. Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1997 and 1996 (Unaudited) .........   5

Paging Network, Inc. Notes to Consolidated Financial Statements ..........   6

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (Unaudited)


                                                                   June 30,     December 31,
                                                                     1997           1996
                                                                 -----------    ------------
                                                                  (Restated)     (Restated)
ASSETS

Current assets:
    Cash and cash equivalents ................................   $     2,020    $     3,777
    Accounts receivable, less allowance
       for doubtful accounts .................................        74,567         60,089
    Inventories ..............................................        69,210         57,690
    Prepaid expenses and other assets ........................        14,825          8,872
                                                                 -----------    -----------
       Total current assets ..................................       160,622        130,428

Property, equipment, and leasehold improvements, at cost .....     1,300,003      1,137,729
    Less accumulated depreciation ............................      (392,554)      (319,194)
                                                                 -----------    -----------
       Net property, equipment, and leasehold improvements ...       907,449        818,535

Other non-current assets, at cost ............................       632,978        547,067
    Less accumulated amortization ............................       (65,825)       (56,417)
                                                                 -----------    -----------
       Net other non-current assets ..........................       567,153        490,650
                                                                 -----------    -----------
                                                                 $ 1,635,224    $ 1,439,613
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable .........................................   $    69,491    $    59,857
    Accrued interest .........................................        42,124         41,853
    Accrued expenses .........................................        51,870         38,460
    Customer deposits ........................................        23,866         22,430
                                                                 -----------    -----------
       Total current liabilities .............................       187,351        162,600

Long-term obligations ........................................     1,702,598      1,459,188

Other long-term liabilities ..................................        12,189              -

Commitments and contingencies ................................             -              -

Stockholders' deficit:
    Common Stock:  $.01 par, 250,000,000 shares
       authorized, 102,621,077 shares issued and
       outstanding in 1997 and 1996, respectively ............         1,026          1,026
    Paid-in capital ..........................................       124,522        124,522
    Accumulated deficit ......................................      (392,648)      (307,827)
    Foreign currency translation adjustments .................           186            104
                                                                 -----------    -----------
             Total stockholders' deficit .....................      (266,914)      (182,175)
                                                                 -----------    -----------
                                                                 $ 1,635,224    $ 1,439,613
                                                                 ===========    ===========


                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                  (Unaudited)



                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                           ----------------------    ----------------------
                                                              1997         1996         1997         1996
                                                           ---------    ---------    ---------    ---------
                                                           (Restated)                (Restated)
Services, rent and maintenance revenues ................   $ 199,584    $ 167,036    $ 388,464    $ 325,811
Product sales ..........................................      33,666       32,143       70,034       59,741
                                                           ---------    ---------    ---------    ---------
    Total revenues .....................................     233,250      199,179      458,498      385,552
Cost of products sold ..................................     (28,805)     (27,124)     (60,162)     (50,476)
                                                           ---------    ---------    ---------    ---------
                                                             204,445      172,055      398,336      335,076

Operating expenses:
    Services, rent and maintenance .....................      41,320       35,910       82,262       69,561
    Selling ............................................      25,427       20,570       53,698       39,081
    General and administrative .........................      62,318       53,071      122,716      102,867
    Depreciation and amortization ......................      69,260       51,517      133,728       96,855
                                                           ---------    ---------    ---------    ---------
         Total operating expenses ......................     198,325      161,068      392,404      308,364
                                                           ---------    ---------    ---------    ---------

Operating income .......................................       6,120       10,987        5,932       26,712

Other income (expense):
    Interest expense ...................................     (38,626)     (29,907)     (76,452)     (59,642)
    Interest income ....................................         906          519        1,898        2,538
    Equity in loss of an unconsolidated subsidiary .....        (363)        (131)        (655)        (246)
                                                           ---------    ---------    ---------    ---------
         Total other income (expense) ..................     (38,083)     (29,519)     (75,209)     (57,350)
                                                           ---------    ---------    ---------    ---------

Loss before extraordinary item .........................     (31,963)     (18,532)     (69,277)     (30,638)
Extraordinary loss .....................................     (15,544)           -      (15,544)           -
                                                           ---------    ---------    ---------    ---------

Net loss ..............................................    $ (47,507)   $ (18,532)   $ (84,821)   $ (30,638)
                                                           =========    =========    =========    =========

Net loss per share:
    Loss before extraordinary item .....................   $   (0.31)   $   (0.18)   $   (0.68)   $   (0.30)
    Extraordinary loss .................................       (0.15)           -        (0.15)           -
                                                           ---------    ---------    ---------    ---------

Net loss per share .....................................   $   (0.46)   $   (0.18)   $   (0.83)   $   (0.30)
                                                           =========    =========    =========    =========



                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                   1997         1996
                                                                ---------    ---------
                                                                (Restated)
Operating activities:
    Net loss ................................................   $ (84,821)   $ (30,638)
       Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Extraordinary loss ...............................      15,544            -
           Depreciation .....................................     120,953       85,980
           Amortization .....................................      12,775       10,875
           Provision for doubtful accounts ..................       8,933        5,817
           Equity in loss of an unconsolidated subsidiary ...         655          246
           Amortization of debt issuance costs ..............       4,330        2,567
       Changes in operating assets and liabilities:
           Accounts receivable ..............................     (23,411)      (8,198)
           Inventories ......................................     (11,520)     (18,180)
           Prepaid expenses and other assets ................      (5,953)      (1,957)
           Accounts payable .................................       9,634      (26,875)
           Accrued interest .................................         271       (2,444)
           Accrued expenses .................................      13,410        1,200
           Customer deposits ................................       1,436          736
                                                                ---------    ---------
Net cash provided by operating activities ...................      62,236       19,129
                                                                ---------    ---------

Investing activities:
    Capital expenditures ....................................    (209,110)    (191,340)
    Payments for spectrum licenses ..........................     (66,905)      (7,683)
    Business acquisitions and joint venture investments .....      (4,806)      (5,276)
    Restricted cash invested in money market instruments ....      (4,619)     (19,200)
    Other ...................................................     (10,234)      (3,710)
                                                                ---------    ---------
Net cash used in investing activities .......................    (295,674)    (227,209)
                                                                ---------    ---------

Financing activities:
    Borrowings under credit agreements ......................     443,207       45,516
    Redemption of $200 million senior subordinated notes ....    (211,750)           -
    Increase in capital lease obligations ...................         203            -
    Proceeds from exercise of Common Stock options ..........           -        2,149
    Debt issuance costs on credit agreements ................           -       (3,432)
    Other ...................................................          21           (2)
                                                                ---------    ---------
Net cash provided by financing activities ...................     231,681       44,231
                                                                ---------    ---------

Net decrease  in cash and cash equivalents ..................      (1,757)    (163,849)
Cash and cash equivalents at beginning of period ............       3,777      198,182
                                                                ---------    ---------
Cash and cash equivalents at end of period ..................   $   2,020    $  34,333
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

          The financial statements for the three and six months ended June 30, 1997, have also been restated as a result of the restatement of the 1996 financial statements discussed above to (i) write-off the pagers that have been deemed to be unrecoverable, (ii) reduce depreciation expense for the three and six months ended June 30, 1997 by $2.6 million and $5.2 million, respectively, to eliminate depreciation previously recorded on the pagers now deemed unrecoverable, (iii) reduce services, rent, and maintenance revenues by $1.0 million and services, rent, and maintenance expenses by $1.3 million for the three and six months ended June 30, 1997, to eliminate amounts previously recognized related to the agreements discussed above, and (iv) record assets and liabilities of the same amount, $18.2 million as of June 30, 1997, related to the amounts receivable and payable under the agreements discussed above and to accrete the related interest expense and interest income.

          The impact of the restatements on the consolidated statement of operations for the three and six months ended June 30, 1997, is as follows:


                                                   As Previously Reported              As Restated
                                                  ------------------------      ------------------------
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     Three Months  Six Months      Three Months  Six Months
                                                      Ended       Ended             Ended       Ended
                                                     June 30,     June 30,          June 30,    June 30,
                                                      1997         1997             1997         1997
                                                  ------------   ---------      ------------  ----------
     Services, rent and maintenance revenues       $200,561     $389,441         $199,584     $388,464
     Services, rent and maintenance expense          42,653       83,595           41,320       82,262
     Depreciation and amortization                   71,860      138,928           69,260      133,728
     Operating income                                 3,164          376            6,120        5,932
     Interest expense                               (38,281)     (75,860)         (38,626)     (76,452)
     Interest income                                    561        1,306              906        1,898
     Loss before extraordinary item                 (34,919)     (74,833)         (31,963)     (69,277)
     Net loss                                       (50,463)     (90,377)         (47,507)     (84,821)
     Loss per share before extraordinary item         (0.34)       (0.73)           (0.31)       (0.68)
     Net loss per share                               (0.49)       (0.88)           (0.46)       (0.83)

          The impact of the restatements on the consolidated balance sheets as of June 30, 1997, and December 31, 1996, is as follows:

                                                    As Previously Reported              As Restated
                                                   ------------------------     -------------------------
                                                    June 30,   December 31,       June 30,   December 31,
     (IN THOUSANDS)                                   1997        1996              1997         1996
                                                   ----------  ------------     -----------  ------------
     Prepaid expenses and other assets             $    8,834   $    8,872       $   14,825   $    8,872
     Net property, equipment, and leasehold
        improvements                                  924,393      841,035          907,449      818,535
     Net other non-current assets                     554,964      490,650          567,153      490,650
     Accounts payable                                  63,500       59,857           69,491       59,857
     Other long-term liabilities                         --           --             12,189         --
     Accumulated deficit                             (375,704)    (285,327)        (392,648)    (307,827)

          In addition, the impact of the restatement also resulted in changes to the consolidated statement of cash flows for the six months ended June 30, 1997.



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


5.   DEPRECIATION EXPENSE


          Effective January 1, 1997, the Company shortened the depreciable lives of its pagers from four to three years, and revised the related residual values. The change had an effect of increasing depreciation expense by approximately $7 million and $15 million for the three and six months ended June 30, 1997, respectively.


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


                                                Three Months Ended      Six Months Ended
                                                     June 30,                June 30,
                                                ------------------      ------------------
                                                1997         1996       1997         1996
                                                -----        -----      -----        -----
                                              (Restated)              (Restated)
Net Revenues ................................   100.0%       100.0%     100.0%       100.0%

Operating expenses:
      Services, rent and maintenance ........    20.2(1)      20.9       20.6(1)      20.7
      Selling ...............................    12.4(1)      12.0       13.5(1)      11.7
      General and administrative ............    30.5         30.8       30.8         30.7
      Depreciation and amortization .........    33.9(1)      29.9       33.6(1)      28.9
                                                -----        -----      -----        -----

Operating income ............................     3.0          6.4        1.5          8.0

Net loss ....................................   (23.2)       (10.8)     (21.3)        (9.1)

EBITDA ......................................    36.9         36.3       35.1         36.9

EBITDA for domestic operations ..............    38.1         37.5       36.3         37.6

EBITDA for core domestic paging operations...    39.1         37.5       38.5         37.6



(1) Excluding expenses related to the launch of the Company's new VoiceNow(R) service, which was introduced during the first quarter of 1997, services, rent and maintenance expenses, selling expenses, and depreciation and amortization expenses as a percentage of Net Revenues were 20.0%, 11.6%, and 32.6%, respectively, for the three months ended June 30, 1997, and were 20.3%, 11.7%, and 32.9%, respectively, for the six months ended June 30, 1997.

      Net Revenues for the three- and six-month periods ended June 30, 1997, were $204.4 million and $398.3 million, respectively, an increase of 18.8% and 18.9% from $172.1 million and $335.1 million for the comparable periods ended June 30, 1996. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 19.5% to $199.6 million for the three months ended June 30, 1997, compared to $167.0 million for the three months ended June 30, 1996. Services, rent and maintenance revenues for the six months ended June 30, 1997 increased 19.2% to $388.5 million, compared to $325.8 million for the six months ended June 30, 1996. These increases were primarily due to continued growth in the number of pagers in service with subscribers of the Company. The number of pagers in service with subscribers at June 30, 1997 was 9,753,636 compared to 7,881,764 pagers in service with subscribers at June 30, 1996, an increase of 23.7%, and 8,587,772 pagers in service with subscribers at December 31, 1996, an increase of 13.6%. Contributing to the growth in the number of pagers in service with subscribers is the Company's expanding local and national third-party reseller customer base, which includes the impact of the Company's National Accounts Division. The Company's increased reliance on distribution of pagers and paging services through resellers and marketing affiliates could generate variability in quarterly and annual results relating to the net addition of pagers.

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

      Services, rent and maintenance expenses increased 15.1% to $41.3 million (20.2% of Net Revenues) for the three months ended June 30, 1997, compared to $35.9 million (20.9% of Net Revenues) for the three months ended June 30, 1996. Services, rent and maintenance expenses increased 18.3% to $82.3 million (20.6% of Net Revenues) for the six months ended June 30, 1997, compared to $69.6 million (20.7% of Net Revenues) for the six months ended June 30, 1996. The increases in services, rent and maintenance expenses for the three and six months ended June 30, 1997 were the result of the continued growth in the number of pagers in service with subscribers of the Company, expenses associated with an increase in transmitter sites, expansion of the nationwide transmission networks, costs incurred by the Company's Canadian operations, and costs associated with the Company's new VoiceNow service, which was introduced on February 24, 1997.


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


      General and administrative expenses increased 17.4% to $62.3 million (30.5% of Net Revenues) for the second quarter of 1997, compared to $53.1 million (30.8% of Net Revenues) for the corresponding period of 1996. General and administrative expenses increased 19.3% to $122.7 million (30.8% of Net Revenues) for the first six months of 1997, compared to $102.9 million (30.7% of Net Revenues) for the corresponding period of 1996. The increases in general and administrative expenses occurred to support the growth in the number of pagers in service with subscribers of the Company. The decrease in general and administrative expenses as a percentage of Net Revenues for the three months ended June 30, 1997 was due to the general and administrative expenses being absorbed by a larger subscriber base.


      Depreciation and amortization expenses increased by 34.4% for the second quarter of 1997 as compared to the corresponding period in the prior year from $51.5 million (29.9% of Net Revenues) to $69.3 million (33.9% of Net Revenues). Depreciation and amortization expenses increased 38.1% to $133.7 million (33.6% of Net Revenues) for the six months ended June 30, 1997, compared to $96.9 million (28.9% of Net Revenues) for the six months ended June 30, 1996. The increases in depreciation and amortization expenses were primarily attributable to the increase in the number of pagers owned by the Company and leased to subscribers, the increase in computer and paging equipment, the changes in pager depreciation, and the commencement of amortization of the licenses for spectrum. Effective January 1, 1997, the Company shortened the depreciable life of its pagers from four to three years, and revised the related residual values, in order to better reflect the estimated periods during which the pagers will remain in service. The change had an effect of increasing depreciation expense by approximately $7 million in the second quarter of 1997 and by approximately $15 million for the first six months of 1997. The commencement of amortization of the licenses for spectrum and certain other costs associated with the Company's VoiceNow service increased amortization expense by approximately $2.3 million for the three months ended June 30, 1997. As previously reported, depreciation and amortization expenses will increase significantly for the year ended December 31, 1997 due to the shorter depreciable lives for pagers (which is expected to increase depreciation expense by approximately $30 million for the year ended December 31, 1997) and the commencement of amortization of the licenses for spectrum and certain other costs associated with the introduction of the Company's VoiceNow service (which is expected to increase amortization expense by approximately $19 million for the year ended December 31, 1997).

      As a result of the above factors, EBITDA increased 20.6% to $75.4 million (36.9% of Net Revenues) for the second quarter of 1997 compared to $62.5 million (36.3% of Net Revenues) for the corresponding period in 1996. For the six months ended June 30, 1997, EBITDA increased 13.0% to $139.7 million (35.1% of Net Revenues) compared to $123.6 million (36.9% of Net Revenues) for the corresponding period of 1996. As expected, in the second quarter of 1997 and for the first six months of 1997, EBITDA and EBITDA as a percentage of Net Revenues were negatively impacted by the Company's international operations and its new VoiceNow service. The Company's international operations and its start-up of the VoiceNow service resulted in a decrease to EBITDA of $1.8 million and $2.1 million, respectively, in the second quarter of 1997. EBITDA for the Company's domestic operations increased 19.5% to $77.2 million (38.1% of Net Revenues) for the second quarter of 1997, compared to $64.6 million (37.5% of Net Revenues) for the second quarter of 1996. Excluding the Company's VoiceNow operations, EBITDA for the Company's core domestic paging operations increased 22.8% to $79.3 million (39.1% of Net Revenues) for the second quarter of 1997, compared to $64.6 million (37.5% of Net Revenues) for the second quarter of 1996. The Company's international operations and its start-up of the VoiceNow service resulted in a decrease to EBITDA of $3.9 million and $8.6 million, respectively, for the six months ended June 30, 1997. EBITDA for the Company's domestic operations increased 14.0% to $143.5 million (36.3% of Net Revenues) for the six months ended June 30, 1997, compared to $125.9 million (37.6% of Net Revenues) for the six months ended June 30, 1996. Excluding the Company's VoiceNow operations, EBITDA for the Company's core domestic paging operations increased 20.8% to $152.1 million (38.5% of Net Revenues) for the first six months of 1997, compared to $125.9 million (37.6% of Net Revenues) for the corresponding period of 1996. The Company anticipates that during 1997 its VoiceNow service will have an incremental negative impact of less than $15 million on consolidated EBITDA.

Interest expense, net of amounts capitalized, increased $8.7 million and $16.8 million, respectively, from the three- and six-month periods ended June 30, 1996, to the corresponding periods in 1997, primarily due to a higher average level of indebtedness outstanding in 1997. The average level of indebtedness outstanding during the three and six months ended June 30, 1997 was approximately $1.66 billion and $1.60 billion, respectively, compared to approximately $1.16 billion and $1.15 billion, respectively, outstanding during the three and six months ended June 30, 1996.

      On May 14, 1997, the Company redeemed all $200.0 million of its outstanding 11.75% Notes, utilizing funds borrowed under the Company's Credit Agreement. The Company recorded an extraordinary loss of $15.5 million in the second quarter of 1997 on the early retirement of the 11.75% Notes.


LIQUIDITY AND CAPITAL RESOURCES


      The Company's operations and expansion into new markets and product lines require substantial capital investment for the development and installation of wireless communications systems and for the procurement of pagers and paging equipment. Capital expenditures (excluding payments for licenses) were $209.1 million for the six months ended June 30, 1997 and $191.3 million for the same period in 1996. For the first six months of 1997, capital expenditures were funded by net cash provided by operating activities ($62.2 million) and borrowings.


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

      Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding domestic indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount of total indebtedness allowed at the end of each quarter is equal to 6.5 times annualized domestic EBITDA. As of June 30, 1997, the Company had $468.0 million of borrowings outstanding under the Credit Agreement and, under the terms of the Credit Agreement, an additional $337.9 million was available for borrowings as of that date. Such amount will increase or decrease during the third quarter based on the domestic EBITDA for the third quarter. As of July 31, 1997, the Company had $487.0 million of borrowings outstanding under its Credit Agreement. The maximum borrowings which may be outstanding under the Credit Agreement will begin reducing on June 30, 2001, and the Credit Agreement expires on December 31, 2004.

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



                               Paging Network, Inc.




Date: September 29, 1997       /s/ JOHN P. FRAZEE, JR.
                               -----------------------------------------------
                               John P. Frazee, Jr.
                               Chairman of the Board of Directors,
                               President and Chief Executive Officer
                               (Principal Executive Officer)




Date: September 29, 1997       /s/ G. ROBERT THOMPSON
                               -----------------------------------------------
                               G. Robert Thompson
                               Vice President - Finance and Acting
                               Chief Financial Officer
                               (Principal Financial Officer and
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

    10.17 1991 Stock Option Plan, as amended and approved by stockholders on May 22, 1997(7)

    10.18 1992 Stock Option Plan for Directors, as amended and restated and approved by stockholders on May 22, 1997(7)

    10.19 1997 Restricted Stock Option Plan and approved by stockholders on May 22, 1997(7)

       12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1997 and 1996 (restated)(8)

       27      Financial Data Schedule (restated)(8)


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


               (7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

               (8)  Filed herewith.