Form 10-Q
period 1997-09-30
PAGING NETWORK INC
filed 1997-11-14
CIK 878324

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM _________ TO _________ .

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

                                  (972)985-4100
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X                                      No
                  ---                                       ---
      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

               Title                  Shares Outstanding as of October 31, 1997
   -----------------------------      -----------------------------------------
   Common Stock, $ .01 par value                     102,638,924


     The Company's Common Stock is publicly traded under the symbol "PAGE" through the National Association of Securities Dealers Automated Quotation National Market System.


================================================================================

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.



                         Index to Financial Statements
                                                                            PAGE

Paging Network, Inc. Consolidated Balance Sheets as of
     September 30, 1997 and December 31, 1996 (Unaudited) . . . . . . . . . . 3

Paging Network, Inc. Consolidated Statements of Operations
     for the Three and Nine Months Ended September 30, 1997 and 1996
     (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Paging Network, Inc. Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1997 and 1996
     (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Paging Network, Inc. Notes to Consolidated Financial Statements . . . . . . . 6

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (Unaudited)

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1997             1996
                                                                      ------------     ------------
ASSETS                                                                                  (RESTATED)
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . .       $     15,198     $      3,777
   Accounts receivable, less allowance
       for doubtful accounts  . . . . . . . . . . . . . . . . .             57,451           60,089
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . .             74,769           57,690
   Prepaid expenses and other assets  . . . . . . . . . . . . .             15,839            8,872
                                                                      ------------     ------------
       Total current assets . . . . . . . . . . . . . . . . . .            163,257          130,428

Property, equipment, and leasehold improvements, at cost  . . .          1,332,993        1,137,729
   Less accumulated depreciation  . . . . . . . . . . . . . . .           (423,245)        (319,194)
                                                                      ------------     ------------
       Net property, equipment, and leasehold improvements  . .            909,748          818,535

Other non-current assets, at cost . . . . . . . . . . . . . . .            650,844          547,067
   Less accumulated amortization  . . . . . . . . . . . . . . .            (76,574)         (56,417)
                                                                      ------------     ------------
       Net other non-current assets . . . . . . . . . . . . . .            574,270          490,650
                                                                      ------------     ------------
                                                                      $  1,647,275     $  1,439,613
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . .       $     52,104     $     59,857
   Accrued interest   . . . . . . . . . . . . . . . . . . . . .             36,328           41,853
   Accrued expenses   . . . . . . . . . . . . . . . . . . . . .             59,777           38,460
   Customer deposits  . . . . . . . . . . . . . . . . . . . . .             24,421           22,430
                                                                      ------------     ------------
       Total current liabilities  . . . . . . . . . . . . . . .            172,630          162,600

Long-term obligations . . . . . . . . . . . . . . . . . . . . .          1,759,371        1,459,188

Other long-term liabilities . . . . . . . . . . . . . . . . . .             11,448                -


Commitments and contingencies . . . . . . . . . . . . . . . . .                  -                -

Stockholders' deficit:
   Common Stock:  $.01 par, 250,000,000 shares authorized,
       102,637,644 and 102,621,077 shares issued and
       outstanding in 1997 and 1996, respectively...  . . . . .              1,026            1,026
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . .            124,671          124,522
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . .           (422,049)        (307,827)
   Foreign currency translation adjustments   . . . . . . . . .                178              104
                                                                      ------------     ------------
       Total stockholders' deficit  . . . . . . . . . . . . . .           (296,174)        (182,175)
                                                                      ------------     ------------
                                                                      $  1,647,275     $  1,439,613
                                                                      ============     ============

                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                  (Unaudited)


                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                         -----------------------     ----------------------
                                                            1997          1996          1997          1996
                                                         ----------    ----------    ----------    ---------
Services, rent and maintenance revenues . . . . . .      $  210,611    $  175,725    $  599,075    $ 501,536
Product sales . . . . . . . . . . . . . . . . . . .          35,753        35,967       105,787       95,708
                                                         ----------    ----------    ----------    ---------
   Total revenues   . . . . . . . . . . . . . . . .         246,364       211,692       704,862      597,244
Cost of products sold . . . . . . . . . . . . . . .         (30,341)      (30,855)      (90,503)     (81,331)
                                                         ----------    ----------    ----------    ---------
                                                            216,023       180,837       614,359      515,913

Operating expenses:
   Services, rent and maintenance   . . . . . . . .          43,417        38,003       125,679      107,564
   Selling  . . . . . . . . . . . . . . . . . . . .          26,390        21,111        80,088       60,192
   General and administrative   . . . . . . . . . .          64,498        56,678       187,214      159,545
   Depreciation and amortization  . . . . . . . . .          73,455        56,185       207,183      153,040
                                                         ----------    ----------    ----------    ---------
        Total operating expenses  . . . . . . . . .         207,760       171,977       600,164      480,341
                                                         ----------    ----------    ----------    ---------

Operating income  . . . . . . . . . . . . . . . . .           8,263         8,860        14,195       35,572

Other income (expense):
   Interest expense   . . . . . . . . . . . . . . .         (38,411)      (31,046)     (114,863)     (90,688)
   Interest income  . . . . . . . . . . . . . . . .             901           412         2,799        2,950
   Equity in loss of an unconsolidated subsidiary              (154)         (220)         (809)        (466)
                                                         ----------    ----------    ----------    ---------
        Total other income (expense)  . . . . . . .         (37,664)      (30,854)     (112,873)     (88,204)
                                                         ----------    ----------    ----------    ---------

Loss before extraordinary item  . . . . . . . . . .         (29,401)      (21,994)      (98,678)     (52,632)
Extraordinary loss  . . . . . . . . . . . . . . . .               -             -       (15,544)           -
                                                         ----------    ----------    ----------    ---------
Net loss  . . . . . . . . . . . . . . . . . . . . .      $  (29,401)   $  (21,994)   $ (114,222)   $ (52,632)
                                                         ==========    ==========    ==========    =========

Net loss per share:
   Loss before extraordinary item   . . . . . . . .      $    (0.29)   $    (0.21)   $    (0.96)   $   (0.51)
   Extraordinary loss   . . . . . . . . . . . . . .               -             -         (0.15)           -
                                                         ----------    ----------    ----------    ---------

Net loss per share  . . . . . . . . . . . . . . . .      $    (0.29)   $    (0.21)   $    (1.11)   $   (0.51)
                                                         ==========    ==========    ==========    =========

                             See accompanying notes

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ---------   ----------
Operating activities:
   Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (114,222)   $  (52,632)
       Adjustments to reconcile net loss to net cash provided
       by operating activities:
          Extraordinary loss  . . . . . . . . . . . . . . . . . .         15,544             -
          Depreciation  . . . . . . . . . . . . . . . . . . . . .        184,676       136,475
          Amortization  . . . . . . . . . . . . . . . . . . . . .         22,507        16,565
          Provision for doubtful accounts   . . . . . . . . . . .         13,453         9,496
          Equity in loss of an unconsolidated subsidiary  . . . .            809           466
          Amortization of debt issuance costs   . . . . . . . . .          6,375         3,800
       Changes in operating assets and liabilities:
          Accounts receivable   . . . . . . . . . . . . . . . . .        (10,815)      (18,327)
          Inventories   . . . . . . . . . . . . . . . . . . . . .        (17,079)      (43,816)
          Prepaid expenses and other assets   . . . . . . . . . .         (6,967)       (2,368)
          Accounts payable  . . . . . . . . . . . . . . . . . . .         (7,753)      (10,846)
          Accrued interest  . . . . . . . . . . . . . . . . . . .         (5,525)      (12,147)
          Accrued expenses  . . . . . . . . . . . . . . . . . . .         21,317         3,078
          Customer deposits   . . . . . . . . . . . . . . . . . .          1,991         1,507
                                                                      ----------    ----------
Net cash provided by operating activities . . . . . . . . . . . .        104,311        31,251
                                                                      ----------    ----------

Investing activities:
   Capital expenditures   . . . . . . . . . . . . . . . . . . . .       (279,374)     (290,923)
   Payments for spectrum licenses   . . . . . . . . . . . . . . .        (92,747)      (60,708)
   Business acquisitions and joint venture investments  . . . . .         (6,503)       (9,236)
   Restricted cash invested in money market instruments   . . . .         (6,320)      (22,591)
   Other    . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,596        (3,862)
                                                                      ----------    ----------
Net cash used in investing activities . . . . . . . . . . . . . .       (381,348)     (387,320)
                                                                      ----------    ----------
Financing activities:
   Borrowings under credit agreements   . . . . . . . . . . . . .        499,828       178,947
   Redemption of $200 million senior subordinated notes   . . . .       (211,750)            -
   Proceeds from exercise of Common Stock options   . . . . . . .             66         2,347
   Debt issuance costs on credit agreements   . . . . . . . . . .              -        (3,545)
   Other    . . . . . . . . . . . . . . . . . . . . . . . . . . .            314            41
                                                                      ----------    ----------
Net cash provided by financing activities . . . . . . . . . . . .        288,458       177,790
                                                                      ----------    ----------

Net increase (decrease) in cash and cash equivalents  . . . . . .         11,421      (178,279)
Cash and cash equivalents at beginning of period  . . . . . . . .          3,777       198,182
                                                                      ----------    ----------
Cash and cash equivalents at end of period  . . . . . . . . . . .     $   15,198    $   19,903
                                                                      ==========    ==========

                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)


1.      RESTATEMENT OF FINANCIAL STATEMENTS

                 During the third quarter of 1997, Paging Network, Inc. (the Company) restated its consolidated financial statements for the year ended December 31, 1996 and for the first and second quarters ended March 31 and June 30, 1997 to reflect a $22.5 million non-cash write-off of pagers deemed to be unrecoverable as of December 31, 1996. The decision to restate the Company's financial statements resulted from a review of the Company's agreements with a national marketing affiliate and the determination that an earlier judgment that the Company ultimately would recover or be compensated for certain pagers distributed through that affiliate to customers who later discontinued service was not correct.

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


3.      UNAUDITED INTERIM FINANCIAL STATEMENTS

                 The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 1996, has been derived from the audited financial statements as of that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10- K/A for the year ended December 31, 1996.

                Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

4.      PROPERTY AND EQUIPMENT AND OTHER ASSETS

                Included in the balance sheet at September 30, 1997, is approximately $35 million of assets, consisting primarily of messaging units and deferred start-up costs, which are directly attributable to the Company's VoiceNow(R) product. These assets have no alternative use other than in connection with the VoiceNow product and, as such, the recoverability of these assets is dependent upon the economic viability of the VoiceNow product, which cannot be determined at this time. As a result, potential impairment losses, if any, related to these assets also cannot be determined at this time. For additional information on the VoiceNow product, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters.

                Effective January 1, 1997, the Company shortened the depreciable lives of its pagers from four to three years, and revised the related residual values. The change had an effect of increasing depreciation expense by approximately $8 million and $23 million for the three and nine months ended September 30, 1997, respectively.

5.      LONG-TERM OBLIGATIONS

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

                As of September 30, 1997, the Company had $521.0 million of borrowings outstanding under the Credit Agreement.

6.      INCOME TAX PROVISION

                No provision or benefit for income taxes has been made for the nine months ended September 30, 1997 and 1996, as the deferred benefit from operating losses was offset by the increase in the valuation allowance.

7.      COMMON STOCK AND NET LOSS PER SHARE

                Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three and nine months ended September 30, 1997 was 102.6 million. The number of shares used to compute per share amounts for the three and nine months ended September 30, 1996 was 102.5 million.

                The Company has 275.0 million authorized shares, of which 250.0 million are Common Stock and 25.0 million are preferred stock. As of September 30, 1997, there were no preferred shares issued or outstanding.

                In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which the Company will be required to initially adopt in the fourth quarter of 1997. The Company anticipates the adoption of SFAS No. 128 will have no impact on its reporting of loss per share for 1997 or prior years.

                On May 22, 1997, the Company's stockholders approved an amendment to its 1991 Stock Option Plan (1991 Plan) to increase the number of shares of the Company's Common Stock issuable pursuant thereto from 6,450,000 shares to 13,950,000 shares and reserving an additional 7,500,000 shares of Common Stock for options to be issued pursuant to the 1991 Plan.

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

8.      STATEMENT OF CASH FLOWS INFORMATION

                Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. Cash payments made for interest during the nine months ended September 30, 1997 and 1996 were approximately $122.9 million and $98.9 million, respectively. There were no significant federal or state income taxes paid or refunded for the nine months ended September 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        The statements contained in this filing which are not historical facts, such as future capital expenditures, future borrowings, international investments expectations, and introduction of new products are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures, growth rates, new market opportunities, supplier constraints, market conditions, timing and techniques used in marketing by third-party distributors, the success of new technologies, and acceptance of the Company's services in the marketplace.

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

        The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three and nine months ended September 30, 1997 and 1996, respectively.

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                       ------------------        -------------------
                                                       1997         1996         1997          1996
                                                       -----        -----        -----         -----
Net Revenues  . . . . . . . . . . . . . . . . . .      100.0%       100.0%       100.0%        100.0%

Operating expenses:
     Services, rent and maintenance . . . . . . .       20.1  (1)    21.0         20.5  (1)     20.8
     Selling  . . . . . . . . . . . . . . . . . .       12.2  (1)    11.7         13.0  (1)     11.7
     General and administrative  . . . . .  . . .       29.9         31.3         30.5          30.9
     Depreciation and amortization  . . . . . . .       34.0  (1)    31.1         33.7  (1)     29.7
                                                       -----        -----        -----         -----

Operating income  . . . . . . . . . . . . . . . .        3.8          4.9          2.3           6.9

Net loss  . . . . . . . . . . . . . . . . . . . .      (13.6)       (12.2)       (18.6)        (10.2)

EBITDA  . . . . . . . . . . . . . . . . . . . . .       37.8         36.0         36.0          36.6

EBITDA for domestic operations  . . . . . . . . .       38.7         37.5         37.2          37.5

EBITDA for core domestic paging operations  . . .       39.5         37.5         38.8          37.5


(1) Excluding direct costs attributable to the Company's VoiceNow service, which was introduced during the first quarter of 1997, services, rent and maintenance expenses, selling expenses, and depreciation and amortization expenses as a percentage of Net Revenues were 19.9%, 11.7%, and 31.4%, respectively, for the three months ended September 30, 1997, and were 20.2%, 11.7%, and 32.4%, respectively, for the nine months ended September 30, 1997.

     Net Revenues for the three- and nine-month periods ended September 30, 1997, were $216.0 million and $614.4 million, respectively, an increase of 19.5% and 19.1% from $180.8 million and $515.9 million for the comparable periods ended September 30, 1996. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 19.9% to $210.6 million for the three months ended September 30, 1997, compared to $175.7 million for the three months ended September 30, 1996. Services, rent and maintenance revenues for the nine months ended September 30, 1997 increased 19.4% to $599.1 million, compared to $501.5 million for the nine months ended September 30, 1996. These increases were primarily due to continued growth in the number of pagers in service with subscribers of the Company. The number of pagers in service with subscribers at September 30, 1997 was 10,246,397 compared to 8,444,470 pagers in service with subscribers at September 30, 1996, an increase of 21.3%, and 8,587,772 pagers in service with subscribers at December 31, 1996, an increase of 19.3%. Contributing to the growth in the number of pagers in service with subscribers was the Company's local and national third-party reseller customer base, which includes the impact of the Company's National Accounts Division. The Company's reliance on distribution of pagers and paging services through resellers and marketing affiliates could generate variability in quarterly and annual results relating to the net addition of pagers. The Company is reviewing its pricing structure along all lines of its businesses and anticipates increasing its prices, however, the impact of such increases cannot be determined at this time.

     Product sales, less cost of products sold, were relatively flat for the
three and nine months ended September 30, 1997,   compared to the same periods
in 1996.    Product sales, less cost of products sold, were $5.4  million
(2.5% of Net Revenues) for the third quarter of 1997 compared to $5.1 million (2.8% of Net Revenues) for the third quarter of 1996 and were $15.3 million (2.5% of Net Revenues) for the first nine months of 1997 compared to $14.4 million (2.8% of Net Revenues) for the first nine months of 1996.

     Services, rent and maintenance expenses increased 14.2% to $43.4 million (20.1% of Net Revenues) for the three months ended September 30, 1997, compared to $38.0 million (21.0% of Net Revenues) for the three months ended September 30, 1996. Services, rent and maintenance expenses increased 16.8% to $125.7 million (20.5% of Net Revenues) for the nine months ended September 30, 1997, compared to $107.6 million (20.8% of Net Revenues) for the nine months ended September 30, 1996. The increases in services, rent and maintenance expenses for the three and nine months ended September 30, 1997 were the result of the continued growth in the number of pagers in service with subscribers of the Company, expenses associated with an increase in transmitter sites, expansion of the nationwide transmission networks, costs incurred by the Company's Canadian operations, and costs associated with the Company's new VoiceNow service, which was introduced on February 24, 1997.

     For the three months ended September 30, 1997, selling expenses increased 25.0% to $26.4 million (12.2% of Net Revenues) from $21.1 million (11.7% of Net Revenues) for the three months ended September 30, 1996. Selling expenses increased 33.1% to $80.1 million (13.0% of Net Revenues) for the nine months ended September 30, 1997, compared to $60.2 million (11.7% of Net Revenues) for the nine months ended September 30, 1996. The increases in selling expenses and the increases as a percentage of Net Revenues resulted primarily from certain VoiceNow marketing research and development costs along with advertising expenses associated with the Company's new VoiceNow service, and from the addition of sales personnel to support continued growth in both Net Revenues and the number of pagers in service with subscribers. The VoiceNow marketing research and development costs and advertising expenses associated with the Company's new VoiceNow service were $1.1 million and $8.2 million (0.5% and 1.3% of Net Revenues), respectively, for the three and nine months ended September 30, 1997.

     General and administrative expenses increased 13.8% to $64.5 million (29.9% of Net Revenues) for the third quarter of 1997, compared to $56.7 million (31.3% of Net Revenues) for the corresponding period of 1996. General and administrative expenses increased 17.3% to $187.2 million (30.5% of Net Revenues) for the first nine months of 1997, compared to $159.5 million (30.9% of Net Revenues) for the corresponding period of 1996. The increases in general and administrative expenses occurred to support the growth in the number of pagers in service with subscribers of the Company. The decrease in general and administrative expenses as a percentage of Net Revenues for the three months ended September 30, 1997 was due to the general and administrative expenses being absorbed by a larger subscriber base.

     Depreciation and amortization expenses increased 30.7% to $73.5 million (34.0% of Net Revenues) for the three months ended September 30, 1997, compared to $56.2 million (31.1% of Net Revenues) for the three months ended September 30, 1996. Depreciation and amortization expenses increased 35.4% to $207.2 million (33.7% of Net Revenues) for the nine months ended September 30, 1997, compared to $153.0 million (29.7% of Net Revenues) for the nine months ended September 30, 1996. The increases in depreciation and amortization expenses were primarily attributable to the increase in the number of pagers owned by the Company and leased to subscribers, the increase in computer and paging equipment, the changes in pager depreciation, and the commencement of amortization of the licenses for spectrum. Effective January 1, 1997, the Company shortened the depreciable life of its pagers from four to three years, and revised the related residual values, in order to better reflect the estimated periods during which the pagers will remain in service. The change had an effect of increasing depreciation expense by approximately $8 million in the third quarter of 1997 and by approximately $23 million for the first nine months of 1997. The commencement of amortization of the licenses for spectrum and certain other costs associated with the Company's VoiceNow service increased amortization expense by approximately $4 million and $7 million for the three and nine months ended September 30, 1997, respectively.

     As a result of the above factors, EBITDA increased 25.6% to $81.7 million (37.8% of Net Revenues) for the third quarter of 1997 compared to $65.0 million (36.0% of Net Revenues) for the corresponding period in 1996. For the nine months ended September 30, 1997, EBITDA increased 17.4% to $221.4 million (36.0% of Net Revenues) compared to $188.6 million (36.6% of Net Revenues) for the corresponding period of 1996. As expected, in the third quarter of 1997 and for the first nine months of 1997, EBITDA and EBITDA as a percentage of Net Revenues were negatively impacted by the Company's international operations and its new VoiceNow service. The Company's international operations and its start-up of the VoiceNow service resulted in a decrease to EBITDA of $1.2 million and $1.6 million, respectively, in the third quarter of 1997. EBITDA for the Company's domestic operations increased 22.6% to $82.9 million (38.7% of Net Revenues) for the third quarter of 1997, compared to $67.6 million (37.5% of Net Revenues) for the third quarter of 1996. Excluding the Company's VoiceNow operations, EBITDA for the Company's core domestic paging operations increased 24.9% to $84.4 million (39.5% of Net Revenues) for the third quarter of 1997, compared to $67.6 million (37.5% of Net Revenues) for the third quarter of 1996. The Company's international operations and its start-up of the VoiceNow service resulted in a decrease to EBITDA of $5.0 million and $10.1 million, respectively, for the nine months ended September 30, 1997. EBITDA for the Company's domestic operations increased 17.0% to $226.4 million (37.2% of Net Revenues) for the nine months ended September 30, 1997, compared to $193.5 million (37.5% of Net Revenues) for the nine months ended September 30, 1996. Excluding the Company's VoiceNow operations, EBITDA for the Company's core domestic paging operations increased 22.2% to $236.5 million (38.8% of Net Revenues) for the first nine months of 1997, compared to $193.5 million (37.5% of Net Revenues) for the corresponding period of 1996.

     Interest expense, net of amounts capitalized, increased $7.4 million and $24.2 million, respectively, from the three- and nine-month periods ended September 30, 1996, to the corresponding periods in 1997, primarily due to a higher average level of indebtedness outstanding in 1997. The average level of indebtedness outstanding during the three and nine months ended September 30, 1997 was approximately $1.7 billion and $1.6 billion, respectively, compared to approximately $1.3 billion and $1.2 billion, respectively, outstanding during the three and nine months ended September 30, 1996.

     On May 14, 1997, the Company redeemed all $200.0 million of its outstanding 11.75% Notes, utilizing funds borrowed under the Company's Credit Agreement. The Company recorded an extraordinary loss of $15.5 million in the second quarter of 1997 on the early retirement of the 11.75% Notes.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and expansion into new markets and product lines have required substantial capital investment for the development and installation of wireless communications systems and for the procurement of pagers and paging equipment. Capital expenditures (excluding payments for licenses) were $70.3 million and $279.4 million for the three and nine months ended September 30, 1997 compared to $99.6 million and $290.9 million for the same periods in 1996, respectively. The Company's VoiceNow capital expenditures increased from $9.5 million and $19.6 million for the three and nine months ended September 30, 1996 to $31.9 million and $95.2 million for the three and nine months ended September 30, 1997, respectively. The increases in VoiceNow capital expenditures in 1997 were primarily due to the costs associated with the build-out of the two-way wireless services network in 1997. The Company's core domestic capital expenditures decreased from $87.7 million and $260.1 million for the three and nine months ended September 30, 1996 to $37.5 million and $180.3 million for the corresponding periods in 1997, respectively. The decreases in core domestic capital expenditures in 1997 were primarily due to increased efficiencies in the logistics management of the pager ordering process. For the first nine months of 1997, capital expenditures were funded by net cash provided by operating activities ($104.3 million) and borrowings.

     The amount of capital expenditures may fluctuate from quarter to quarter and on an annual basis due to several factors. The decrease in capital expenditures in the third quarter of 1997 may not be representative of amounts of capital expenditures incurred in future periods.

     During April 1996, the Company concluded its participation in a Federal Communications Commission auction of specialized mobile radio (SMR) frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States for a purchase price of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these SMR frequencies from incumbent operators. The total cost of the investment will be less than $250 million (including the $45.6 million auction purchase price), of which $109 million was paid in 1996 and $92 million was paid in the first nine months of 1997.

     The Company intends to utilize its narrowband personal communications services and SMR frequencies for additional capacity as needed for its paging operations, such as digital and alphanumeric, and to build a two-way network over which it can deploy new products such as its new voice paging service, VoiceNow, and various data products. The Company has expended $47 million in 1996 and $95 million in the first nine months of 1997 to construct the two-way network and expects to incur an additional $5 to $10 million during the remainder of 1997. Additional capital expenditures for the two-way network after 1997 will be determined based on the market introduction and success of new products.

     Through its wholly-owned subsidiary, Paging Network of Canada Inc., the Company began offering paging services in Canada in April 1996. In July 1996, the Company purchased a 25% interest in an existing Spanish paging company. In December 1996, the Company signed agreements as the operational partner with a 20% interest in a joint venture to provide paging services in Brazil, which commenced operations during the first quarter of 1997. The Company is considering other opportunities for international expansion, with the goal of creating a portfolio of select international operations. Paging market penetration in many international markets is relatively low, and many such markets have only a small number of existing paging providers. Additional investments will depend on such factors as growth rates, new market opportunities, and execution of financing plans that maximize value for the Company's stockholders.

     Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding domestic indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount of total indebtedness allowed at the end of each quarter is equal to 6.5 times annualized domestic EBITDA. As of September 30, 1997, the Company had $521.0 million of borrowings outstanding under the Credit Agreement and, under the terms of the Credit Agreement, an additional $433.3 million was available for borrowings as of that date. Such amount will increase or decrease during the fourth quarter based on the domestic EBITDA for the fourth quarter. As of October 31, 1997, the Company had $536.0 million of borrowings outstanding under its Credit Agreement. The maximum borrowings which may be outstanding under the Credit Agreement will begin reducing on June 30, 2001, and the Credit Agreement expires on December 31, 2004.

     The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $65 million. As of September 30, 1997, approximately $38 million of borrowings were outstanding under the credit facilities. The remaining amounts are available for borrowings provided they are either collateralized or certain financial covenants are met. The maximum borrowings which may be outstanding under the credit facilities will begin reducing on June 30, 1999, and both credit agreements expire on June 30, 2003.

     On May 14, 1997, the Company redeemed all $200.0 million of its outstanding 11.75% Notes, utilizing funds borrowed under the Company's Credit Agreement. The 11.75% Notes were redeemed to achieve an annual interest cost savings of approximately $8 million per year for five years based on current interest rates, including savings of approximately $4 million in 1997.

     EBITDA after capital expenditures (excluding the costs of acquiring SMR frequency licenses) and debt service (free cash flow) for the Company's core domestic paging operations was $26.3 million for the three months ended September 30, 1997. This is the first period the Company has achieved a positive free cash flow in its core domestic paging operations. The deficiency in free cash flow for the Company's core domestic paging operations for the three months ended September 30, 1996 was $43.2 million and for the nine months ended September 30, 1997 and 1996 was $14.3 million and $134.9 million, respectively. The deficiency in free cash flow for all of the Company's operations was $26.1 million and $170.1 million for the three and nine months ended September 30, 1997, respectively, compared to $65.2 million and $190.1 million for the same periods in 1996. The improvements in free cash flow in 1997 was primarily the result of decreases in capital expenditures and increases in EBITDA in the Company's core domestic paging operations, as previously noted. Capital expenditures (which includes the costs to continue the build-out of the two-way network), excludes the costs of acquiring SMR frequency licenses, which aggregated $25.8 million and $92.1 million for the three and nine months ended September 30, 1997, respectively, and $53.2 million and $60.7 million for the three and nine months ended September 30, 1996, respectively. The amount of capital expenditures and SMR frequency purchases may fluctuate from quarter to quarter and on an annual basis due to several factors.

OTHER MATTERS

     The Company is conducting an on-going review of all aspects of its business, which began after the appointment of the new Chief Executive Officer in August. Such review will include the organizational structure, core processes, and supporting systems of the Company, and is expected to be completed by the end of 1997, with the Company acting on the recommendations during the first quarter of 1998 and beyond. The review could result in significant changes for the Company, in which case a restructuring charge may be required. However, the timing and the amount of the charge, if any, is not determinable at this time.

     The Company is also in the process of reviewing its strategy for marketing its VoiceNow product, which has been introduced in three markets: Dallas, Atlanta, and Sacramento, during 1997. The VoiceNow product has not met the Company's original expectations in those markets. As a result, the Company expects to introduce the VoiceNow product in the Chicago market under a revised strategy in 1998. The Company will also begin to utilize excess capacity in the spectrum and two-way network initially constructed for use by VoiceNow for additional paging services offered by the Company. The Company believes that, based on the growth in its existing and future paging services, substantially all of any excess capacity in the spectrum and two-way network constructed for use by VoiceNow can be utilized for existing paging services.

     Included in the balance sheet at September 30, 1997, is approximately
$35 million of assets, consisting primarily of messaging units and deferred start-up costs, which are directly attributable to the VoiceNow product and thus cannot be utilized for existing core paging services. The recoverability of such assets is dependent upon the economic viability of the VoiceNow product, which cannot be determined at this time. As a result, potential impairment losses, if any, related to the assets directly attributable to VoiceNow also cannot be determined at this time.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

                The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 5.  OTHER INFORMATION.

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

       (b)      Reports on Form 8-K

                On September 25, 1997, the Company filed a Current Report on Form 8-K relating to the restatement of the financial statements for 1996 and the first and second quarters of 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PAGING NETWORK, INC.






Date: November 5, 1997           /s/ John P. Frazee, Jr.
                                 -------------------------------------
                                 John P. Frazee, Jr.
                                 Chairman of the Board of Directors,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)








Date: November 5, 1997           /s/ G. Robert Thompson
                                 -------------------------------------
                                 G. Robert Thompson
                                 Vice President-Finance,
                                 Acting Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
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

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
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

 10.17 1991 Stock Option Plan, as amended and approved by stockholders on May 22, 1997 (7)

 10.18 1992 Stock Option Plan for Directors, as amended and restated and approved by stockholders on May 22, 1997 (7)

 10.19 1997 Restricted Stock Option Plan and approved by stockholders on May 22, 1997 (7)

 10.20 Employment Agreement dated as of August 4, 1997 among the Registrant and John P. Frazee, Jr. (8)

    12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 1997 and 1996 (8)

    27   Financial Data Schedule (8)

         ----------------------------------------------------------------------
         (1) Previously filed as an exhibit to Registration Statement No. 33-42253 on Form S-1 and incorporated herein by reference.

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