Form 10-K405
period 1997-12-31
PAGING NETWORK INC
filed 1998-03-26
CIK 878324

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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


        Securities Registered Pursuant to Section 12(b) of the Act: NONE


           Securities Registered Pursuant to Section 12(g) of the Act:

        Title of Each Class                    Name of Each Exchange on Which Registered
   ----------------------------                -----------------------------------------
   Common Stock, $.01 par value                The Nasdaq Stock Market

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES  X                    NO
                            ---                      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     As of March 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,585,616,384.


     As of March 23, 1998, 103,309,788 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of the Registrant to be held during 1998 are incorporated by reference in Part III.


================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Paging Network, Inc. (the Company) is the largest provider of wireless messaging in the world and is recognized as a leader in the broader wireless communications industry. The Company provides service in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, and Canada, including service in all of the largest 100 markets (in population) in the United States, and owns a minority interest in wireless messaging companies in Spain and Brazil.

     The main services of the Company today are display and alphanumeric messaging services. In early 1998, the Company announced its intention to utilize its strategic advantages to create a world-class organization to improve the fundamentals of its core messaging business, achieve long-term profitable growth, and improve customer service. To achieve these objectives, the Company announced a restructuring of its domestic operations (the Restructuring) and embarked on a major initiative to develop, market, and distribute branded, customized, value-added wireless information. As a result of the Restructuring, the Company's operations will be reorganized to expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions for the entire Company into central facilities (the Centers of Excellence). Support functions to be consolidated into these Centers of Excellence include customer service, billing and accounting, order fulfillment and inventory management, and certain technical operations.

     The Company's revenues from services, rent and maintenance plus product sales less cost of products sold (Net Revenues) have grown from $221.9 million in 1992 to $839.5 million in 1997, a compound annual rate of approximately 30.5%. The Company has incurred a net loss in each of the last five years. Significant contributing factors to these net losses have been depreciation and amortization expense and interest expense on borrowings by the Company to fund its growth. For the years ended December 31, 1993, 1994, 1995, 1996, and 1997, the Company had net losses of $20.0 million, $18.0 million, $44.2 million, $104.3 million, and $156.9 million, respectively. For the years ended December 31, 1993, 1994, 1995, 1996, and 1997, the Company recorded depreciation and amortization expense of $87.4 million, $107.4 million, $149.0 million, $213.4 million, and $289.4 million, respectively. For the years ended December 31, 1993, 1994, 1995, 1996, and 1997, the Company incurred interest expense of $32.8 million, $53.7 million, $102.8 million, $128.0 million, and $151.4 million, respectively. At December 31, 1993, 1994, 1995, 1996, and 1997, the shareowners' deficit of the Company was $23.4 million, $39.9 million, $80.8 million, $182.2 million, and $337.9 million, respectively. Earnings before interest, income taxes, depreciation, amortization, and equity in loss of an unconsolidated subsidiary (EBITDA) have increased from $75.6 million in 1992 to $297.0 million in 1997, a compound annual rate of approximately 31.5%. EBITDA after capital expenditures [excluding the costs of acquiring specialized mobile radio (SMR) frequency licenses] and debt service (free cash flow) was a deficiency in each of the years ended December 31, 1993, 1994, 1995, 1996, and 1997, in the amount of $78.2 million, $123.9 million, $207.5 million, $327.4 million, and $179.1 million, respectively. EBITDA was negatively impacted by a non-recurring charge in 1997 of $12.6 million to write down certain types and brands of pagers (subscriber devices) to their net realizable value and by a non-recurring charge in 1996 of $22.5 million to write off subscriber devices deemed unrecoverable as of December 31, 1996. (EBITDA and free cash flow are not measures defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.) From December 31, 1992 to December 31, 1997, the number of units in service with subscribers of the Company has grown at a compound annual rate of approximately 37.9%.

STRATEGY

     The Company is the largest wireless messaging company in the world. At the end of 1997, the Company had 10,343,753 units in service, a nationwide wireless transmission network, more spectrum resources than any of its competitors, and a nationwide sales and distribution organization - significant strategic achievements. To finance its growth in subscribers, spectrum purchases, and the geographic expansion of the coverage of its transmission network, the Company had incurred approximately $1.8 billion in long-term debt obligations as of December 31, 1997.

     In early 1998, the Company announced its intention to utilize its strategic advantages to create a world-class organization to improve the fundamentals of its core messaging business, achieve long-term profitable growth, and improve customer service. To achieve these objectives, the Company announced the Restructuring and embarked on a major initiative to develop, market, and distribute branded, customized, value-added wireless information. As a result of the Restructuring, the Company's operations will be reorganized to expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions for the entire Company into the Centers of Excellence. Support functions to be consolidated into these Centers of Excellence include customer service, billing and accounting, order fulfillment and inventory management, and certain technical operations.

     In connection with the Restructuring, the Company will record a charge of between $65 million and $80 million during the first quarter of 1998. The Company expects to realize annual recurring performance improvements and cost savings of $45 million to $55 million when the Restructuring is completed in 1999. Additionally, the Company presently estimates that the Restructuring will result in sales productivity increases that, together with associated price increases, will total approximately $75 million in incremental annual revenues upon its completion. Finally, the Company has implemented selective price increases for existing business, rationalized pricing for new business, and is educating its third party resellers about the expanding array of branded, customized, value-added wireless information the Company expects to offer.

     The offering of new wireless information products is designed to differentiate the Company from its competitors and provide additional revenue. The Company has already begun exploring alliances with select companies and organizations to provide information in the fields of sports and entertainment, government and education, business and finance, and information oriented to consumers and to individual corporations. The first strategic partnership was announced in February 1998 with The Golf Channel, the world's only 24-hour television network devoted exclusively to golf programming.

     In addition, the Company has instituted a wide variety of new human resources policies and programs designed to attract and retain employees dedicated to achieving the Company's goals. These programs are expected to significantly reduce the high employee turnover rate of recent years and thereby increase overall Company productivity and improve customer service.

SALES AND DISTRIBUTION

     The Company's services are sold through a locally deployed direct sales force and resellers that range from small local businesses to major corporations. The Company believes its distribution channels provide the broadest reach in the industry today. In 1998, the Company began taking steps to expand and improve its distribution capabilities.

     As part of the Restructuring, the Company will transfer customer service, billing and accounting, order fulfillment and inventory management, and certain technical operations from its field operations to one of four Centers of Excellence, each dedicated to a specific function. This Restructuring will allow the field operations to focus solely on sales. The Company presently estimates that the Restructuring will result in sales productivity increases that, together with associated price increases, will total approximately $75 million in incremental annual revenues upon its completion. In addition, the Company has commenced a thorough review of its sales organization, which should be complete in mid-1998, aimed at creating an expanded and improved distribution network to reach additional market opportunities the Company believes are available to it.

     As of December 31, 1997, direct sales accounted for approximately 47.0% of the Company's overall units in service and the indirect channel (which includes resellers and retailers) represented approximately 53.0%. In the direct channel, the Company charges a monthly fee for its services and leases or sells subscriber devices to customers. In the indirect channel, the Company provides services under marketing agreements to third party resellers at wholesale monthly service rates. In addition, the Company sells, or in a limited number of cases, leases the subscriber devices to the resellers. The resellers, in turn, sell the Company's services to the end user. Resellers are responsible for all costs associated with servicing their customers, including billing and collections, although in some situations resellers contract with the Company to provide various fulfillment, billing, and customer service functions.

     Subscribers to the Company's services range from individual consumers to large corporations or government agencies that need the reliability and convenience of mobile information for their personal or business needs.

     The Company is not dependent on any single customer. No single subscriber or reseller accounted for more than 1.2% of the Company's Net Revenues in 1997.

MARKETING

     The Company promotes its products and services through a variety of programs, including television, print, radio, newspaper, and yellow pages advertising; direct mail; telemarketing; and co-op programs.

     Traditionally, the Company has focused its marketing efforts primarily at business users who have represented the majority of subscribers. However, recent industry growth trends include an increasing percentage of consumer, or personal, users. The Company plans to spur continued growth through a number of marketing strategies, including advertising, new products and services, and distribution channel expansion.

TRANSMISSION EQUIPMENT AND SUBSCRIBER DEVICES

     The Company is a sales and marketing organization that purchases the wireless transmission equipment and subscriber devices used in its operations from vendors. The Company's own technical functions include testing new subscriber devices and transmission equipment, designing wireless transmission systems utilizing communications equipment and software purchased from vendors, and installing and maintaining transmitters and associated communications equipment to support the transmission system. Because of the high degree of compatibility among different models of transmitters, computers, and other messaging equipment manufactured by suppliers, the Company is able to design its systems without being dependent upon any single source of such equipment.

     The Company currently purchases its subscriber devices primarily from Motorola, Inc. (Motorola). The Company has historically purchased its transmitters from two competing sources and its wireless messaging terminals from Glenayre Technologies, Inc. (Glenayre). The Company anticipates that transmission equipment and subscriber devices will continue to be available for purchase from multiple sources, consistent with normal manufacturing and delivery lead times.

WIRELESS MESSAGING AND INFORMATION

     The Company's services range from a simple tone alert that notifies the subscriber to call a pre-determined phone number to advanced two-way messaging services which allow subscribers to send and receive wireless e-mail messages.

     Numeric messaging service delivered over a display pager represented 87.2% of the Company's units in service at December 31, 1997. Using this service, subscribers can receive a variety of numeric messages, including telephone or account numbers, or coded information.

     The fastest growing service is full numeric and text messaging typically delivered over alphanumeric subscriber devices, but which can also be delivered to laptop or palmtop computers. These services represented

12.4% of the units in service at December 31, 1997. Alphanumeric units in service increased by 54.5% from December 31, 1996 to December 31, 1997. Utilizing this service, subscribers can also receive news, sports, and financial market information via the Company's exclusive arrangement with Cable News Network (CNN).

     The Company is in the process of creating a broad menu of additional content alternatives from which subscribers can select to create their own customized wireless information. In February 1998, the Company entered into an agreement with The Golf Channel, the first of many anticipated strategic partnerships, to create such a content alternative. The Golf Channel, the world's only 24-hour television network devoted exclusively to golf programming, will create and deliver value-added information to the Company's wireless customers who opt to subscribe to this service. The Company expects to announce additional partnerships with content providers in the areas of business and finance, government and education, sports and entertainment, and with corporations that wish to provide information to consumers or to their own employees.

     Subscribers to the Company's services choose from local, regional, or nationwide coverage options. Local service covers a broad geographic area surrounding a population center. Regional service includes multi-state areas. Nationwide service reaches approximately 90% of the United States population, including all 50 states, the District of Columbia, the U.S. Virgin Islands, and Puerto Rico.

     In 1997, the Company introduced VoiceNow(R), a service that receives, stores, and plays voice messages, in three test cities. The product has not met the Company's original expectations in those markets, and the Company plans to introduce it in Chicago with a revised strategy in 1998. Based on the results in Chicago, the Company will determine its strategy for this service in the future. VoiceNow uses two-way spectrum and a two-way messaging protocol and transmission network that is optimized for voice. The Company believes that, based on the foreseeable growth in its existing services and the potential for future services, substantially all of the spectrum and two-way network investments for VoiceNow can be utilized for non-VoiceNow services, including existing services and new advanced information offerings and messaging services.

     The Company also provides such ancillary services as voice messaging and personalized/automated answering.

INTERNATIONAL OPERATIONS

     The Company's wholly owned subsidiary, Paging Network of Canada Inc. (PageNet Canada) with its Canadian partner, Madison Venture Corp., provides services similar to those offered in the United States, with sales operations in Montreal, Ottawa, Quebec City, Toronto, and Vancouver. Services cover a geographic area containing more than 75% of the Canadian population. The Company is also a minority owner of wireless messaging companies in Spain and Brazil. The Company, through its subsidiaries, owns frequency licenses in the United Kingdom and Argentina.

     The Company is considering other opportunities for international expansion, with the goal of creating a portfolio of select international operations. Wireless messaging market penetration in many international markets is relatively low, and many such markets have only a small number of existing wireless messaging providers. Additional investments will depend on such factors as growth rates, new market opportunities, and execution of financing plans that maximize value for the Company's shareowners.

COMPETITION

     The Company experiences direct competition from one or more competitors in all the locations in which it operates. Competition for subscribers to the Company's services in most geographic markets is based primarily on price, quality of services offered, and the geographic area covered. The Company believes that its price, quality of its services, and its geographic coverage areas generally compare favorably with those of its competitors.

     Among the Company's competitors are AT&T Wireless Messaging, AirTouch Communications, Inc., Arch Communications Group Inc., Metrocall, Inc., Mobile Telecommunications Technologies Corp., and PageMart Wireless, Inc. Certain of these competitors possess financial resources greater than those of the Company.

     While not in direct competition, other services such as cellular telephone service (cellular) and broadband personal communications services (PCS), which provide real-time voice wireless communications, in some cases also offer messaging services. In addition to technical and performance limitations associated with message delivery utilizing these voice systems, these technologies are generally more highly priced than the Company's services and their marketing and sales efforts are focused on voice, not messaging services.

     The Company's initiative to provide branded, customized, value-added wireless information, which began in early 1998, is intended to further distinguish the Company from cellular and PCS as well as other paging/messaging companies. The delivery of information requires access to a significant amount of spectrum. The Company has significantly more spectrum than any of its competitors, with three nationwide, two-way narrowband PCS frequencies; six nationwide and numerous regional and local one-way frequencies; and rights to two to four blocks of two-way SMR frequencies located throughout the country.

     Future technological advances in the telecommunications industry could create new services or products which could be competitive to the services provided by the Company. The Company continuously evaluates new technologies and applications in wireless services, although there can be no assurance that the Company will not be adversely affected in the event of technological changes in the marketplace.

REGULATION

     The Company's wireless messaging operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (the Communications Act). The Company's operations are all classified as Commercial Mobile Radio Services (CMRS) and are subject to common carrier regulation by the FCC. The FCC has granted the Company licenses to use the radio frequencies necessary to conduct its CMRS operations. Licenses issued by the FCC to the Company set forth the technical parameters, such as power strength and tower height, under which the Company is authorized to use those frequencies. Each FCC license held by the Company has construction and operational requirements within set time frames.

     The Communications Act was amended in August 1993 (August 1993 Amendments) to permit the FCC to grant certain applications for licenses which are mutually exclusive by competitive bidding. The August 1993 Amendments do not permit auctions to be used for license renewals or license modifications. The FCC will likely use auctions to assign all new licenses over which CMRS can be offered. Prior to auctions, the FCC is only accepting certain applications to enable carriers to modify existing transmission systems. The Company believes that a reasonable process for assigning licenses by competitive bidding will be beneficial in that the Company will have a greater degree of control over whether it obtains licenses that it desires in order to offer additional service(s) than it did under the lottery, comparative hearing, or other assignment processes which the FCC has used.

     The FCC licenses granted to the Company have varying terms of up to 10 years, at the end of which time renewal applications must be approved by the FCC. In the past, FCC renewal applications have been routinely granted in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. The FCC has granted each renewal license the Company has filed. Although the Company is unaware of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that any of the Company's licenses will be renewed by the FCC. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses. No license of the Company has ever been revoked or modified involuntarily.

     The Communications Act requires licensees, such as the Company, to obtain prior approval from the FCC for the transfer of control of any construction permit or station license, or any rights thereunder. The Communications Act also requires prior approval by the FCC of acquisitions of other CMRS companies by the Company and transfers by the Company of a controlling interest in any of its licenses or construction permits, or any rights thereunder. The FCC has approved each acquisition and transfer of control for which the Company has sought approval. The Company also regularly applies for FCC authority to use additional frequencies, modify the technical parameters of existing licenses, expand its service territory, provide new services, and modify the conditions under which it provides service. Although there can be no assurance that any requests for approval of applications filed by the Company will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, subject to the forthcoming rules for competitive bidding, the Company knows of no reason to believe any such requests, applications, or relief will not be approved or granted. The Company makes no representations, however, about the continued availability of additional frequencies used to provide its services.

     The Communications Act also limits foreign ownership of entities that directly or indirectly hold certain licenses from the FCC, including certain of those held by the Company. Because the Company holds licenses from the FCC only through its subsidiaries, up to 25% of the Company's common stock can be owned or voted by aliens or their representatives, a foreign government or its representatives, or a foreign corporation, without restriction. The prohibition against greater than 25% foreign ownership was removed in the Telecommunications Act of 1996 (the 1996 Act), which was signed into law on February 8, 1996. However, if more than 25% of the Company's common stock is owned or voted by aliens or their representatives, a foreign corporation, or a foreign government or its representatives, the 1996 Act gives the FCC the right to revoke or refuse to grant licenses if the FCC finds that such revocation or refusal serves the public interest. Based upon information obtained by it, the Company believes that substantially less than 25% of its issued and outstanding common stock is owned by aliens or their representatives, foreign governments or their representatives, or foreign corporations.

     The Company obtains telephone numbers for its services from the predominant local telephone company, which is known as the Numbering Plan Area (NPA) Code Administrator. Under the 1996 Act, the FCC has adopted a process through which telephone company administrators will be replaced by a neutral third party in 1998. Increased demand for numbers, particularly in metropolitan areas, is causing depletion of numbers in certain area codes (NPA codes). Recent plans for NPA code relief have included certain elements that could impact the Company's operations, including the take-back of numbers already assigned for use and service-specific plans whereby only certain services, such as paging and cellular, would be assigned numbers using a new NPA code, or plans which require the pooling of blocks of numbers for use by multiple carriers. The Company can provide no assurance that such plans will not be adopted by a federal or state commission. In addition, the Company is actively participating in proceedings before public service commissions where individual NPA code relief plans are being considered and contain objectionable elements.

     In addition to potential regulation by the FCC, several states have the authority to regulate messaging services, except where such regulation constitutes rate or entry, both of which have been preempted by the August 1993 Amendments, as interpreted by the FCC. A few states have also indicated that they are considering continuing to assert jurisdiction over transfers of a messaging company's assets or operations. Nevertheless, all state approvals of acquisitions or transfers made by the Company have been approved, and the Company knows of no reason to believe such approvals will not continue to be granted in connection with any future requests, even if states exercise that review. The August 1993 Amendments do not preempt state regulatory authority over other aspects of the Company's operations, and some states may choose to exercise such authority. A few state and local governments have imposed additional taxes or fees upon certain activities in which the Company is engaged and the Company is contesting some of these taxes or fees.

     The 1996 Act amends the Communications Act of 1934 and modifies the Consent Decrees governing the provision of telecommunications services by the Regional Bell Operating Companies and the GTE companies. The new legislation is intended to promote competition in local exchange services through the removal of legal or other barriers to entry. Under the 1996 Act, the Regional Bell Operating Companies and other local exchange carriers (LECs) may be permitted to jointly market commercial mobile service in conjunction with their traditional local exchange services. It imposes upon all telecommunications carriers the duty to interconnect with the facilities and equipment of other telecommunications carriers. The FCC has interpreted the 1996 Act to require LECs to compensate wireless carriers for calls originated by customers of the LECs which terminate on a wireless carrier's network. Simultaneously, the FCC found unlawful certain charges levied against messaging carriers in the past that have been assessed on a monthly basis by the LECs for the use of certain network facilities, including telephone numbers. These findings by the FCC have been challenged at the FCC and in the courts. The Company cannot predict with certainty the ultimate outcome of these proceedings. For messaging companies, compensation amounts may be determined in subsequent proceedings either at the federal or state level, or may be determined based on negotiations between the LECs and the messaging companies. Any agreements reached between the LECs and messaging companies may be required to be submitted to state regulatory commissions for approval.

     The 1996 Act, as interpreted by the appropriate regulatory bodies, requires commercial mobile service providers such as the Company to contribute to "Universal Service" or other funds to assure the continued availability of local exchange service to high cost areas, as well as contribute funds to cover the costs of number portability and dialing parity implementation. The 1996 Act also limits the circumstances under which states and local governments may deny a request by a commercial mobile service provider to place facilities, and gives the FCC the authority to preempt the states in some circumstances. Further, the 1996 Act requires that providers of payphones be compensated for all calls placed from pay telephones to toll free numbers. This requirement increases the Company's costs of providing toll free number service. The Company and others are protesting the level of compensation established by the FCC.

     The Communications Assistance for Law Enforcement Act (CALEA) requires certain telecommunications companies, including the Company, to modify the design of their equipment or services to ensure that electronic surveillance or interceptions can be performed. Technical parameters applicable to the messaging industry have not been established to date, so the Company cannot determine at this time what compliance measures will be required or the costs thereof.

TRADEMARKS

     The Company markets its services under various names and marks, including PageNet(R), PageMail(R), PageMate(R), VoiceNow(R), PageNet Nationwide(R), SurePage(R), FaxNow(R), and MessageNow(R), all of which are federally registered service marks. The Company's federal mark registrations must be renewed at various times between 1999 and 2005, in order to avoid expiration. The Company has filed applications with the United States Patent and Trademark office to register additional names and marks.

CORPORATE ORGANIZATION

     The Company conducts its operations in the United States through 27 wholly owned subsidiaries, each of which operates in a specified geographic area. Historically the Company's subsidiaries have operated largely as independent business units making their own staffing, administrative, operational, and marketing decisions within guidelines established by the senior executive officers of the Company. The Company is reorganizing its operations to, among other things, create an enhanced and expanded sales organization in the United States and consolidate certain key support functions for the entire Company into large-scale Centers of Excellence. The Restructuring is expected to be completed in 1999. See "Business-Strategy" for an expanded discussion on the Restructuring of the Company. Except for his or her participation in the Company's stock option plans, the General Manager of each subsidiary is compensated primarily on the basis of the performance of the subsidiary over which he or she has oversight responsibility without regard to the performance of other subsidiaries of the Company.

     The Company conducts its international operations through 10 wholly and partially owned subsidiaries.

SEASONALITY

     Generally, the Company's results of operations are not significantly affected by seasonal factors. However, historically, because of the number of holidays during the fourth quarter of the year and adverse winter weather in the fourth and first quarters of the year, which results in fewer selling days, the growth rate of units placed in service has been somewhat lower during these periods.

EMPLOYEES

     The Company employed a total of 6,001 persons as of December 31, 1997. Of these, 482 were engaged in general administration at the Company's headquarters, and 5,519, including approximately 600 sales personnel, were employed in the Company's operating offices located across the country. The Company expects to eliminate approximately 1,800 positions, net of positions added, through the consolidation of redundant administrative operations and certain key support functions into large-scale Centers of Excellence. The Company will also expand its sales organization. None of the Company's employees are represented by a labor union, and management believes that the Company's employee relations are good.


ITEM 2.  PROPERTIES.

     In July 1996, the Company purchased 44 acres of undeveloped land in Plano, Texas for a new corporate headquarters. However, the Company currently does not intend to construct a new corporate headquarters at this site and does not have specific plans regarding future utilization of this property. In September 1995, the Company purchased approximately four acres of land and a building with approximately 37,000 square feet in Dallas, Texas. This property is currently being utilized as a 24-hour customer service call center.

     At December 31, 1997, the Company leased office space in 135 cities in 36 states in the United States and the District of Columbia as well as in 5 cities in 3 provinces in Canada, which are used in conjunction with its operations. These office leases expire, subject to renewal options, on various dates through December 31, 2007. As of December 31, 1997, the Company was obligated to pay a total of approximately $22.7 million under such leases in 1998. As part of the Company's Restructuring, certain leases will be terminated prior to their scheduled expiration, generally upon the payment of a termination fee, and certain office space and facilities will be subleased through the expiration of the related leases, generally for amounts less than the Company's lease commitments for such space. The cost of these lease terminations will be recorded in the first quarter of 1998 as part of the Restructuring charge discussed in Note 2 to the Consolidated Financial Statements.

     The Company also leases sites for its transmitters on commercial broadcast towers, buildings, and other fixed structures. As of December 31, 1997, the Company leased transmitter sites for approximately 9,500 transmitters. A few local municipalities have imposed moratoria on the designation of new transmitter locations or on the addition of new towers. Should these moratoria, or others, continue for extended periods of time, it could affect the Company's and other wireless carriers' ability to offer seamless coverage in those areas during the pendency of such moratoria.

     As of December 31, 1997, the Company owned subscriber devices having a net book value of approximately $372.9 million.

ITEM 3.  LEGAL PROCEEDINGS.

LITIGATION

     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business or consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY(1)

NAME                             AGE      POSITION
----                             ---      --------
John P. Frazee, Jr.              53       Chairman of the Board of Directors, President and Chief
                                           Executive Officer
Richard C. Alberding             67       Director (3)
Bryan C. Cressey                 48       Director (2)
John S. Llewellyn, Jr.           63       Director (3) (4)
Lee M. Mitchell                  54       Director (2) (4)
Carl D. Thoma                    49       Director (3)
Roy A. Wilkens                   55       Director (2) (3)
Michael A. DiMarco               40       Executive Vice President -- Sales
Barry A. Fromberg                42       Executive Vice President -- International
Mark A. Knickrehm                35       Executive Vice President and Chief Financial Officer
Edward W. Mullinix, Jr.          44       Executive Vice President -- Operations
Timothy J. Paine                 43       Senior Vice President -- Customer Service
Douglas R. Ritter                39       Senior Vice President -- Corporate Development
William G. Scott                 41       Senior Vice President -- Systems and Technology
Ruth Williams                    41       Senior Vice President and General Counsel
G. Robert Thompson               35       Vice President -- Finance

(1) The executive officers listed and their respective positions are as of March 16, 1998. During 1997, certain of these officers were not employed by the Company or held different positions than those listed.
(2)   Member of Audit Committee of the Board of Directors.
(3)   Member of the Stock Option/Compensation Committee of the Board of
       Directors.
(4)   Member of the Nominating Committee of the Board of Directors.

     The Company has a classified Board of Directors (the Board) composed of three classes, each of which serves for three years, with one class being elected each year. The terms of Messrs. Frazee and Llewellyn will expire at the 1998 Annual Meeting of Shareowners to be held on May 21, 1998. The terms of Messrs. Thoma and Wilkens will expire at the 1999 Annual Meeting of Shareowners and the terms of Messrs. Alberding, Cressey, and Mitchell will expire at the 2000 Annual Meeting of Shareowners. Executive officers are elected to hold office until the next Annual Meeting of the Board or until their respective successors are elected and qualified but may be removed by the Board at will. There are no family relationships among any of the Directors and executive officers of the Company.

     Directors who are full-time officers of the Company receive no additional compensation for serving on the Board of Directors or its committees. Effective January 1, 1998, directors who are not full-time officers receive an annual retainer of $20,000 plus $1,500 for each attended meeting of the Board of Directors, $1,000 for each teleconference meeting of the Board of Directors, and reimbursement for traveling costs and other out-of-pocket expenses incurred in attending such meetings. Directors who serve on one or more of the Audit Committee, the Stock Option/Compensation Committee, or the Nominating Committee, receive $5,000 per year for service. Directors who serve as chairman of one or more of these committees receive an additional $5,000 per year.

     In addition, pursuant to the Company's Amended and Restated 1992 Stock Option Plan for Directors (the Directors Plan), each non-employee director is granted an option, following his initial election as a director, to purchase 45,000 shares of Common Stock. The option exercise price is the fair market value of the underlying Common Stock on the date of grant. The options granted become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and continuing so long as the person remains a director of the Company.

     In addition to the initial grants described above, subsequent grants will be made to each eligible director on the date immediately following the date that the option most recently granted such director under the Directors Plan becomes exercisable in full. The exercise price for these options will also be at the fair market value of the underlying Common Stock on the date of grant and it is anticipated that such options would become exercisable in five equal annual installments beginning on the first anniversary of the date of grant and continuing so long as the person remains a director of the Company. The Directors Plan also provides that by January 1 of each calendar year, a director may waive his rights to payment of all cash retainers and meeting fees for such year and receive, in lieu thereof, either: (i) that number of shares of Common Stock having a value (calculated based on the market value of the Common Stock on the dates of each such meeting) equal to the dollar amount of the annual cash retainer and meeting fees due for such year, or (ii) an option for that number of shares which produces an option having a value under the Black-Scholes pricing model, equal to the dollar amount of the annual cash retainer and meeting fees due for such year, which grants would become exercisable as to one-twelfth of the shares covered by each on the last day of each calendar month ending after grant. With respect to 1997 and 1998, each director has waived his rights to cash payments and has elected to receive shares of Common Stock instead.

     John P. Frazee, Jr., has been a Director of the Company since 1995 and has served as Chairman of the Board of Directors, President and Chief Executive Officer since August 4, 1997. Mr. Frazee was a private investor from August 1993 to August 1997 and served as President and Chief Operating Officer of Sprint Corporation from March 1993 to August 1993. Prior thereto, Mr. Frazee had been Chairman and Chief Executive Officer of Centel Corporation, a telecommunications company, from April 1988 to January 1993, at which time it merged with Sprint Corporation. Mr. Frazee also serves as a Director of Security Capital Group, Inc., Dean Foods Company, Homestead Village Incorporated, and Nalco Chemical Company, Inc.

     Richard C. Alberding has served as a Director of the Company since 1994. Mr. Alberding held various positions for Hewlett-Packard Company from 1958 to 1991, at which time he retired as Executive Vice President. Mr. Alberding also serves as a Director of Digital Microwave Corporation, Kennametal Inc., Sybase, Inc., Quickturn Design Systems, Inc., Digital Link Corp., Storm Technology, Inc., and Walker Interactive Systems, Inc.

      Bryan C. Cressey has served as a Director of the Company since 1993. Mr. Cressey is Co-Founder and Partner in Thoma Cressey Equity Partners, successor to Golder, Thoma, Cressey, Rauner, Inc., an investment firm co-founded by Mr. Cressey in 1980. Mr. Cressey also serves as a Director of Cable Design Technologies Corp. and American Medserve Corp.

     John S. Llewellyn, Jr., has served as Director of the Company since December 1997. Mr. Llewellyn was Chief Executive Officer for Ocean Spray Cranberries, Inc., from 1987 to February 1997, at which time he retired. Mr. Llewellyn also serves as a Director of Dean Foods Company.

     Lee M. Mitchell has served as a Director of the Company since 1991. Mr. Mitchell is a Partner in Thoma Cressey Equity Partners, successor to Golder, Thoma, Cressey, Rauner, Inc., an investment firm for which Mr. Mitchell has served as a Principal since 1994. Prior thereto, Mr. Mitchell served as a Partner of Sidley and Austin, a law firm, from 1992 to 1994. Mr. Mitchell also serves as a Director of Washington National Corporation, American Medserve Corp., ERO, Inc., and the Chicago Stock Exchange.

     Carl D. Thoma has served as a Director of the Company since 1981. Mr. Thoma also served as Vice Chairman of the Board from February 1, 1993 to December 31, 1993 and as Chairman of the Board from 1981 to February 1, 1993. Mr. Thoma is Co-Founder and Managing Partner of Thoma Cressey Equity Partners, successor to Golder, Thoma, Cressey, Rauner, Inc., an investment firm co-founded by Mr. Thoma in 1980. Mr. Thoma also serves as a Director of MS Financial, Inc.

     Roy A. Wilkens has served as a Director of the Company since May 1997. Mr. Wilkens was President and Chief Executive Officer of WilTel and its successor company, WorldCom Network Services, from 1985 to February 1997, at which time he retired. Mr. Wilkens also serves as a Director of Unidial, Inc., Invensys Corporation, Inc. and Qwest Communications International Inc.

     Michael A. DiMarco has served as Executive Vice President - Sales for the Company since February 4, 1998. Mr. DiMarco served as Senior Vice President - Operations for the Company from February 1997 to February 1998 and as Senior Vice President, National Accounts Division, for the Company from December 1995 to February 1997. Mr. DiMarco served as Vice President - Corporate Development for the Company from July 1994 to December 1995 and as President of Paging Network - Atlantic Region, Inc., a subsidiary of the Company, from September 1992 to July 1994.

     Barry A. Fromberg has served as Executive Vice President - International for the Company since February 4, 1998 and as Senior Vice President - International for the Company from December 1995 to February 1998. Mr. Fromberg served as Senior Vice President - Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary for the Company from May 1993 to December 1995. Prior thereto, Mr. Fromberg served as Executive Vice President and Chief Financial Officer for Simmons Communications, Inc. from 1987 to 1993.

     Mark A. Knickrehm has served as Executive Vice President and Chief Financial Officer for the Company since February 4, 1998. Prior thereto, Mr. Knickrehm was employed by McKinsey & Company, an international consulting firm, from 1989 to February, 1998, serving as a Partner since 1995.

     Edward W. Mullinix, Jr., has served as Executive Vice President - Operations for the Company since February 4, 1998, and as Senior Vice President
- Strategic Planning for the Company from November 1997 to February 1998. Prior thereto, Mr. Mullinix served as Senior Vice President of Finance and Administration and Chief Financial Officer and was a Director of The Haskell Company, from September 1995 to October 1997. Mr. Mullinix served as Vice President - Finance for LCI, Ltd. from August 1994 to April 1995 and as Chief Financial Officer for Mitchell Construction Company from September 1993 to April 1994.

     Timothy J. Paine has served as Senior Vice President - Customer Service for the Company since March 16, 1998. Prior thereto, Mr. Paine served in various positions for American Express Travel Related Services, Inc. from 1982 to March, 1998, most recently as Vice President of Credit and Operations for the new accounts branch of American Express Centurion Bank.

     Douglas R. Ritter has served as Senior Vice President - Corporate Development for the Company since February 4, 1998. Mr. Ritter served as Vice President - Corporate Development for the Company from December 1997 to February 1998 and as Vice President - Business Planning for the Company from January 1996 to December 1997. Mr. Ritter served as Vice President - New Business Development for the Company from July 1993 to January 1996 and as President of Paging Network - Central Region, Inc., a subsidiary of the Company, from 1990 to July 1993.

     William G. Scott has served as Senior Vice President - Systems and Technology for the Company since February 1997 and as Vice President - Systems and Technology for the Company from December 1995 to February 1997. Prior thereto, Mr. Scott served as President of Lion Software, Inc. from 1993 to 1995 and as Director of Product Management for GTE Spacenet from 1991 to 1993.

     Ruth Williams has served as Senior Vice President and General Counsel for the Company since May 1997. Prior thereto, Ms. Williams was Associate General Counsel for First Data Corporation from September 1996 to April 1997. Ms. Williams was employed by Automatic Data Processing, Inc. from 1986 to May 1996, most recently as Staff Vice President and Associate General Counsel.

     G. Robert Thompson has served as Vice President - Finance for the Company since February 1995 and was Corporate Controller for the Company from 1990 to 1995.

                             ----------------------

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER
         MATTERS.

     The Company's Common Stock, $.01 par value (the Common Stock), is listed on the Nasdaq Stock Market under the symbol PAGE. The high and low trading prices for each quarterly period of 1996 and 1997 for the Common Stock of the Company are set forth below.

                       PRICE RANGE
                    ----------------
                    HIGH         LOW
                    ----         ---
1996
----
First Quarter      29 1/4      22 1/2
Second Quarter     28          20 1/4
Third Quarter      24          16 1/2
Fourth Quarter     20 1/8      14 3/8

1997
----
First Quarter      15 7/8       7 5/8
Second Quarter      9 3/4       5 3/4
Third Quarter      13 9/16      7 7/8
Fourth Quarter     14 1/8      10 3/8

     As of March 16, 1998, there were approximately 446 shareowners of record. From January 1, 1996 through the date hereof, the Company has declared no cash dividends on its Common Stock. The Company currently intends to follow a policy of retaining all funds to finance the continued growth of the Company's business and does not anticipate paying cash dividends or making other cash distributions to shareowners in the foreseeable future. Certain covenants in the Company's debt agreements restrict the payment of cash dividends by the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 1997, are derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements, related Notes, and other financial information included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Throughout this section the Company makes reference to earnings before interest, income taxes, depreciation, amortization, and equity in loss of an unconsolidated subsidiary (EBITDA). EBITDA is a key performance measure used in the wireless messaging industry and is one of the financial measures by which the Company's covenants are calculated under the agreements governing its debt obligations. EBITDA is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of performance in accordance with generally accepted accounting principles.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT  PER SHARE DATA)
 YEAR ENDED DECEMBER 31,                          1993          1994           1995           1996           1997
                                               ---------      ---------      ---------      ---------      ---------
Services, rent and maintenance revenues        $ 294,979      $ 389,919      $ 532,079      $ 685,960      $ 818,461
Product sales                                     78,915         99,765        113,943        136,527        142,515
                                               ---------      ---------      ---------      ---------      ---------
Total revenues                                   373,894        489,684        646,022        822,487        960,976
Cost of products sold                            (62,495)       (78,102)       (93,414)      (116,647)      (121,487)
                                               ---------      ---------      ---------      ---------      ---------
                                                 311,399        411,582        552,608        705,840        839,489

Services, rent and maintenance expenses           57,343         74,453        109,484        146,896        173,058
Selling expenses                                  44,836         60,555         67,561         82,790        102,995
General and administrative expenses              108,993        136,539        174,432        219,317        253,886
Depreciation and amortization expense             87,430        107,362        148,997        213,440        289,442
Non-recurring charges (1)                             --             --             --         22,500         12,600
                                               ---------      ---------      ---------      ---------      ---------
Total operating expenses                         298,602        378,909        500,474        684,943        831,981
                                               ---------      ---------      ---------      ---------      ---------

Operating income                                  12,797         32,673         52,134         20,897          7,508
Interest expense                                 (32,808)       (53,717)      (102,846)      (128,014)      (151,380)
Interest income                                       --          3,079          6,511          3,679          3,689
Equity in loss of an unconsolidated
    subsidiary                                        --             --             --           (882)        (1,220)
                                               ---------      ---------      ---------      ---------      ---------

Loss before extraordinary item                   (20,011)       (17,965)       (44,201)      (104,320)      (141,403)
Extraordinary item (2)                                --             --             --             --        (15,544)
                                               ---------      ---------      ---------      ---------      ---------
Net loss                                       $ (20,011)     $ (17,965)     $ (44,201)     $(104,320)     $(156,947)
                                               =========      =========      =========      =========      =========
Per common share data (basic and diluted):
        Loss before extraordinary item         $   (0.20)     $   (0.18)     $   (0.43)     $   (1.02)     $   (1.38)
        Extraordinary item                            --             --             --             --          (0.15)
                                               ---------      ---------      ---------      ---------      ---------
        Net loss per share                     $   (0.20)     $   (0.18)     $   (0.43)     $   (1.02)     $   (1.53)
                                               =========      =========      =========      =========      =========

(1) Amount in 1997 represents a provision to write down certain subscriber devices to their net realizable value; amount in 1996 relates to subscriber devices leased by the Company to customers under an agreement with a national marketing affiliate which were deemed to be unrecoverable from the former customers of this marketing affiliate.
(2) Represents an extraordinary charge on the early retirement of certain indebtedness.

                                        1993               1994              1995              1996              1997
                                     ------------      ------------      ------------      ------------      ------------
OTHER DATA:
(IN THOUSANDS, EXCEPT UNIT  DATA)


EBITDA                               $    100,227      $    140,035      $    201,131      $    234,337      $    296,950
EBITDA excluding
   non-recurring charges                  100,227           140,035           201,131           256,837           309,550
Units in service
   (at end of period)                   3,068,569         4,408,842         6,737,907         8,587,772        10,343,753
Units in service per
   employee
   (at end of period)                         974             1,103             1,441             1,499             1,724
Capital expenditures                 $    145,625      $    213,308      $    312,289      $    437,388      $    328,365


CONSOLIDATED BALANCE SHEET DATA:
(IN THOUSANDS) DECEMBER 31,

Current assets                       $     29,000      $     39,375      $    262,415      $     95,550      $    105,214
Total assets                              371,556           706,008         1,228,338         1,439,613         1,597,233
Long-term obligations,
   less current maturities                342,500           504,000         1,150,000         1,459,188         1,779,491
Total shareowners' deficit                (23,366)          (39,908)          (80,784)         (182,175)         (337,931)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

     The statements contained in this filing which are not historical facts, including but not limited to future capital expenditures, future borrowings, international investment expectations, introduction of new services, expected improvements in the fundamentals of its core messaging business and annual recurring performance improvements and cost savings as a result of a restructuring of the Company's domestic operations (the Restructuring), and sales productivity increases and incremental annual increases in revenues expected to result from the Restructuring together with associated price increases, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures, growth rates, new market opportunities, supplier constraints, market conditions, timing and techniques used in marketing by third-parties, new technologies, and acceptance of the Company's services in the marketplace.

RESULTS OF OPERATIONS

     The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the years ended December 31, 1995, 1996, and 1997.

YEAR ENDED DECEMBER 31,                        1995        1996       1997
                                               ----        ----       ----
Net Revenues                                  100.0%      100.0%      100.0%
Operating expenses:
     Services, rent and maintenance            19.8        20.8        20.6(1)
     Selling                                   12.2        11.7        12.3(1)
     General and administrative                31.6        31.1        30.2
     Depreciation and amortization             27.0        30.2        34.5(1)
     Non-recurring charges                       --         3.2         1.5
                                              -----       -----       -----

Operating income                                9.4         3.0         0.9

Net loss                                       (8.0)      (14.8)      (18.7)

EBITDA                                         36.4        33.2        35.4

EBITDA for domestic operations                 36.4        34.3        36.4

EBITDA for core domestic operations (2)        36.4        34.3        37.7

EBITDA for core domestic operations,
     excluding non-recurring charges           36.4        37.5        39.2

(1) Excluding direct costs attributable to the Company's voice messaging (VoiceNow) service, which was introduced during the first quarter of 1997, services, rent and maintenance expenses, selling expenses, and depreciation and amortization expense as a percentage of Net Revenues were 20.3%, 11.3%, and 33.0% for the year ended December 31, 1997.
(2) Represents EBITDA for the Company's domestic operations, excluding its domestic advanced messaging services (primarily VoiceNow service).

     Net Revenues for the year ended December 31, 1997 were $839.5 million, an increase of 18.9% over $705.8 million for the year ended December 31, 1996. Net Revenues for the year ended December 31, 1996 increased 27.7% from $552.6 million for the year ended December 31, 1995. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 19.3% to $818.5 million for the year ended December 31, 1997, compared to $686.0 million for the year ended December 31, 1996. Services, rent and maintenance revenues for the year ended December 31, 1996 increased 28.9% from $532.1 million for the year ended December 31, 1995. These increases were primarily due to continued growth in the number of units in service with subscribers of the Company. The number of units in service with subscribers at December 31, 1997, 1996, and 1995 was 10,343,753, 8,587,772 and 6,737,907, respectively. The increases in units in service with subscribers from December 31, 1996 to December 31, 1997 and from December 31, 1995 to December 31, 1996 were 20.4% and 27.5%, respectively. The Company's local and national third-party resellers represented 62.4% and 71.2%, respectively, of the Company's net unit additions in 1997 and 1996. The 1997 increase in units in service was negatively impacted by the removal of approximately 95,000 units from service, net of re-activations, in the fourth quarter of 1997, as the result of a major reseller ceasing business operations. The Company is reviewing its pricing structure along all lines of its businesses, has instituted certain price increases for existing customers, anticipates certain additional increases, and has set appropriate minimum pricing levels for new business; however, the impact of such actions cannot be determined at this time. In the fourth quarter of 1997, the Company initiated steps that may decrease the distribution of certain types and brands of pagers (the subscriber devices), and services through third parties.

     Product sales, less cost of products sold, were relatively flat for the year ended December 31, 1997 compared to the year ended December 31, 1996. Product sales, less cost of products sold, were $21.0 million (2.5% of Net Revenues) for 1997 compared to $19.9 million (2.8% of Net Revenues) for 1996. Product sales, less cost of products sold, were $20.5 million (3.7% of Net Revenues) for the year ended December 31, 1995. Products consist of subscriber devices.

     Services, rent, and maintenance expenses for the year ended December 31, 1997 increased 17.8% to $173.1 million (20.6% of Net Revenues) compared to $146.9 million (20.8% of Net Revenues) for the year ended December 31, 1996. Services, rent, and maintenance expenses for the year ended December 31, 1996 increased by 34.2% from $109.5 million (19.8% of Net Revenues) for the year ended December 31, 1995. The increases in services, rent, and maintenance expenses and the increase as a percentage of Net Revenues from 1995 to 1996 were a result of growth in the number of units in service with subscribers of the Company, expenses associated with an increase in transmitter sites, expansion of nationwide transmission networks, and costs incurred by the Company's Canadian operations. In addition to these items, the increase in services, rent, and maintenance expenses from 1996 to 1997 was also attributable to the costs associated with the Company's new VoiceNow service, which was introduced on February 24, 1997.

     For the year ended December 31, 1997, selling expenses increased 24.4% to $103.0 million (12.3% of Net Revenues) from $82.8 million (11.7% of Net Revenues) for the year ended December 31, 1996. Selling expenses for the year ended December 31, 1996 increased by 22.5% from $67.6 million (12.2% of Net Revenues) for the year ended December 31, 1995. The increases in selling expenses and the increase as a percentage of Net Revenues from 1996 to 1997 resulted primarily from certain marketing research, development costs, and advertising expenses associated with the Company's VoiceNow service, and from the addition of sales personnel to support continued growth in both Net Revenues and the number of units in service with subscribers. The marketing research, development costs, and advertising expenses associated with the Company's VoiceNow service were $8.5 million (1.0% of Net Revenues) for 1997. The decline in selling expenses as a percentage of Net Revenues from 1995 to 1996 was primarily attributable to the expansion of local and national third-party resellers, for which the Company incurred less selling costs on units placed in service through this channel than through its direct sales channel. In addition, since sales commissions are paid to the direct sales force when a new unit is placed in service and not in subsequent months when the unit continues to generate revenue, the Company's continued growth in the number of units in service resulted in a decline in selling expenses as a percentage of Net Revenues.

     General and administrative expenses increased 15.8% to $253.9 million (30.2% of Net Revenues) for the year ended December 31, 1997, compared to $219.3 million (31.1% of Net Revenues) for the year ended December 31, 1996. General and administrative expenses for the year ended December 31, 1996 increased by 25.7% from $174.4 million (31.6% of Net Revenues) for the year ended December 31, 1995. The increases in general and administrative expenses occurred to support the growth in the number of units in service with subscribers of the Company. The decreases in general and administrative expenses as a percentage of Net Revenues were due to the general and administrative expenses being absorbed by a larger subscriber base.

     Depreciation and amortization expense increased 35.6% to $289.4 million (34.5% of Net Revenues) for the year ended December 31, 1997, compared to $213.4 million (30.2% of Net Revenues) for the year ended December 31, 1996. Depreciation and amortization expense for the year ended December 31, 1996 increased by 43.3% from $149.0 million (27.0% of Net Revenues) for the year ended December 31, 1995. The increases in depreciation and amortization expense were primarily attributable to the increase in the number of subscriber devices owned by the Company and leased to subscribers, the increase in computer and wireless messaging equipment used by the Company in its operations, changes in subscriber device depreciation, the commencement of spectrum license amortization, and depreciation and amortization expense associated with the acquisitions discussed in Note 15 to the Consolidated Financial Statements. Effective January 1, 1997, the Company shortened the depreciable life of its subscriber devices from four to three years, and revised the related residual values, in order to better reflect the estimated periods during which the subscriber devices will remain in service. The change in depreciable lives and residual values and the commencement of spectrum license amortization and certain other costs associated with the introduction of the Company's VoiceNow service increased net loss by approximately $27 million for the year ended December 31, 1997.

     The non-recurring charge of $12.6 million in 1997 represents a write down of certain subscriber devices to their net realizable value. The non-recurring charge of $22.5 million in 1996 represents a provision to write off in excess of 400,000 subscriber devices leased by the Company to customers under an agreement with a national marketing affiliate. During 1996, the Company experienced significant cancellations by the customer base developed through this affiliate and, as a result, did not expect to recover such subscriber devices from the former customers of this marketing affiliate.

     As a result of the above factors, EBITDA increased 26.7% to $297.0 million (35.4% of Net Revenues) for 1997 compared to $234.3 million (33.2% of Net Revenues) for 1996. EBITDA for 1996 increased by 16.5% from $201.1 million (36.4% of Net Revenues) for 1995. In 1997, EBITDA and EBITDA as a percentage of Net Revenues were negatively impacted by the non-recurring charge to write down certain subscriber devices to their net realizable value, the introduction of the Company's new VoiceNow service, and its international operations. In 1996, EBITDA and EBITDA as a percentage of Net Revenues were negatively impacted by the non-recurring charge to write off subscriber devices and the Company's international operations. The Company's start-up of its VoiceNow service resulted in a decrease to EBITDA of $11.0 million for the year ended December 31, 1997. The Company's international operations resulted in a decrease to EBITDA of $5.7 million and $7.7 million for the years ended December 31, 1997 and 1996, respectively. EBITDA for the Company's domestic operations increased 25.0% to $302.7 million (36.4% of Net Revenues) for 1997 compared to $242.1 million (34.3% of Net Revenues) for 1996. EBITDA for the Company's domestic operations for 1996 increased by 20.4% from $201.1 million (36.4% of Net Revenues) for 1995. Excluding the Company's advanced messaging services (primarily VoiceNow), EBITDA for the Company's core domestic operations increased 29.6% to $313.7 million (37.7% of Net Revenues) for the year ended December 31, 1997, compared to $242.1 million (34.3% of Net Revenues) for the year ended December 31, 1996. EBITDA for the Company's core domestic operations for the year ended December 31, 1996 increased by 20.4% from $201.1 million (36.4% of Net Revenues) for the year ended December 31, 1995.

     Interest expense for the years ended December 31, 1997, 1996, and 1995 was $151.4 million, $128.0 million, and $102.8 million, respectively. These increases in interest expense were primarily due to the higher average level of indebtedness outstanding during these years. The average level of indebtedness outstanding during 1997, 1996, and 1995 was approximately $1.7 billion, $1.2 billion, and $0.9 billion, respectively. Interest expense for 1995 included the write-off of approximately $6.6 million of debt issuance costs related to the prior amended and restated $450.0 million credit agreement.

     On May 14, 1997, the Company redeemed all $200.0 million of its outstanding 11.75% Senior Subordinated Notes (11.75% Notes), utilizing funds borrowed under the Company's $1.0 billion domestic revolving credit agreement (the Credit Agreement). The Company recorded an extraordinary loss of $15.5 million in the second quarter of 1997 on the early retirement of the 11.75% Notes. The extraordinary loss was comprised of the redemption premium of $11.8 million and the write-off of unamortized issuance costs of $3.7 million.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and expansion into new markets and product lines required substantial capital investment for the development and installation of wireless communications systems and for the procurement of subscriber devices and related equipment. Capital expenditures (excluding payments for licenses and acquisitions) were $328.4 million, $437.4 million, and $312.3 million, respectively, for the years ended December 31, 1997, 1996, and 1995. The Company's capital expenditures related to the build-out of the advanced two-way wireless network to be utilized as a platform for new enhanced messaging services increased from $46.7 million for the year ended December 31, 1996 to $103.9 million for the year ended December 31, 1997. The Company's core domestic capital expenditures decreased from $376.9 million for the year ended December 31, 1996 to $219.7 million for the year ended December 31, 1997. The decrease in core domestic capital expenditures in 1997 was primarily due to increased efficiencies in infrastructure deployment and in the logistics management of the subscriber device ordering process. For the year ended December 31, 1997, capital expenditures were funded by net cash provided by operating activities ($150.5 million) and incremental borrowings.

     The amount of capital expenditures may fluctuate from quarter to quarter and on an annual basis due to several factors; however, the Company anticipates the total amount of capital expenditures in 1998 (including capital expenditures to expand the two-way advanced network and to establish the Centers of Excellence in connection with the Company's 1998 Restructuring) to be relatively consistent with the amount incurred in 1997.

     During April 1996, the Company concluded its participation in a Federal Communications Commission (FCC) auction of specialized mobile radio (SMR) frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States for a total purchase price of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these SMR frequencies from incumbent operators. The total cost of the investment will be approximately $240 million (including the $45.6 million auction purchase price), of which $109 million was paid in 1996 and $93 million was paid in 1997.

     The Company intends to utilize its narrowband personal communications services (PCS) and SMR frequencies for additional capacity as needed for its existing operations, such as digital and alphanumeric services, and to build an advanced two-way network over which it can deploy new enhanced messaging services and customized wireless information. The Company expended $47 million in 1996 and $104 million in 1997 to construct the advanced two-way network. The Company expects to spend an additional $75 million to $100 million in total in 1998 and 1999 to achieve nationwide coverage with its advanced two-way network. Additional capital expenditures for the advanced two-way network will be determined based on the market introduction and success of new products.

     During 1995, the Company acquired certain paging assets of Comtech, Inc. - Paging Division; SNET Paging, Inc. and its wholly owned subsidiary, TNI Associates, Inc.; two subsidiaries of PageAmerica; Page Florida; International Paging Corp.; and Celpage, Inc. - Atlanta Branch, including various frequencies and approximately 343,000 units in service. The payments for these purchases aggregated approximately $117.6 million.

     Through its wholly-owned subsidiary, Paging Network of Canada Inc., the Company began offering wireless messaging services in Canada in April 1996. In September 1996, the Company purchased a 25% interest in an existing Spanish wireless messaging company. In December 1996, the Company signed agreements as the operational partner with a 17.5% interest in a joint venture to provide wireless messaging services in Brazil, which commenced operations in March 1997. The Company, through its subsidiaries, owns frequency licenses in the United Kingdom and Argentina. The Company is considering other opportunities for international expansion, with the goal of creating a portfolio of select international operations. Wireless messaging market penetration in many international markets is relatively low, and many such markets have only a small number of existing wireless messaging providers. Additional investments will depend on such factors as growth rates, new market opportunities, and execution of financing plans that maximize value for the Company's shareowners.

     Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount of total indebtedness allowed is equal to 6.5 times last quarter's annualized domestic EBITDA. As of December 31, 1997, the Company had $539.0 million of borrowings outstanding under its Credit Agreement and, under the terms of the Credit Agreement, an additional $461.0 million was available for borrowings as of that date. Such amount may fluctuate from quarter to quarter during 1998 based on the domestic EBITDA for the respective quarter of 1998. As of February 28, 1998, the Company had $558.0 million of borrowings outstanding under its Credit Agreement. Maximum borrowings which may be outstanding under the Credit Agreement are permanently reduced beginning on June 30, 2001 and the Credit Agreement expires on December 31, 2004.

     The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $75 million. As of December 31, 1997, approximately $40 million of borrowings were outstanding under the credit facilities. Additional borrowings are available under these facilities, provided such borrowings are either collateralized or certain financial covenants are met. Maximum borrowings which may be outstanding under the credit facilities begin reducing on March 31, 2001, and both credit agreements expire on December 31, 2004.

     On May 14, 1997, the Company redeemed all $200.0 million of its outstanding 11.75% Notes, utilizing funds borrowed under the Company's Credit Agreement. The 11.75% Notes were redeemed to achieve an annual interest cost savings of approximately $8 million per year for five years based on current interest rates, including savings of approximately $4 million in 1997.

     Free cash flow, defined as EBITDA after capital expenditures (excluding the costs of acquiring SMR frequency licenses and deposits for purchase of subscriber devices) and debt service, for the Company's core domestic operations was $6.4 million for the year ended December 31, 1997. Free cash flow is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of performance in accordance with generally accepted accounting principles. Free cash flow for the Company's core domestic operations for 1996 and 1995 were deficiencies of $229.8 million and $180.7 million, respectively. The deficiency in free cash flow for the Company's consolidated operations for the years ended December 31, 1997, 1996, and 1995 was $179.1 million, $327.4 million, and $207.5 million, respectively. The improvements in free cash flow in 1997 were primarily the result of decreases in capital expenditures and increases in EBITDA in the Company's core domestic operations, as previously noted. The costs of acquiring SMR frequency licenses totaled $92.9 million for 1997, $109.2 million for 1996, and $3.2 million for 1995. The amount of capital expenditures and SMR frequency purchases may fluctuate from quarter to quarter and on an annual basis due to several factors.

     Inflation is not a material factor affecting the Company's business. System equipment and transmission costs have not increased and subscriber device costs have declined significantly over time; these lower costs have been reflected in lower prices charged to the Company's subscribers. General operating expenses such as salaries, employee benefits, and occupancy costs are, however, subject to normal inflationary pressures.

1998 RESTRUCTURING

     On February 8, 1998 the Company's Board of Directors approved the Restructuring. As part of the Restructuring, the Company will reorganize its operations to expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions. The Company expects to eliminate approximately 1,800 positions, net of positions added, through the consolidation of redundant administrative operations and key support functions today located in offices throughout the country into central facilities (the Centers of Excellence). The Company will also expand its sales organization. The Company expects to realize annual recurring performance improvements and cost savings of $45 million to $55 million when the Restructuring is completed in nine to fifteen months. Additionally, the Company presently estimates that the Restructuring will result in sales productivity increases that, together with associated price increases, will total approximately $75 million in incremental annual revenues upon its completion. As a result of the Restructuring, the Company will record a charge of between $65 million to $80 million during the quarter ending March 31, 1998.

VOICENOW

     The Company is in the process of reviewing its strategy for marketing its VoiceNow service, which was introduced in Dallas/Ft. Worth, Atlanta, and Sacramento during 1997. The VoiceNow service has not met the Company's original expectations in those markets. As a result, the Company expects to introduce the VoiceNow service in the Chicago market under a revised strategy in 1998. The Company believes that, based on the forseeable growth in its existing services and the potential for future services, substantially all of the spectrum and advanced two-way network constructed for its VoiceNow service can be utilized for non-VoiceNow services, including existing services and new advanced information offerings and messaging services.

     Included in inventories, property and equipment, and other non-current assets at December 31, 1997, is approximately $33 million of assets which are directly attributable to the Company's VoiceNow service and thus cannot be utilized for other wireless communications services. While the Company currently believes such assets are recoverable, the ultimate recoverability of such assets is dependent upon the economic viability of the VoiceNow service. The Company will reassess the recoverability of the assets directly attributable to the VoiceNow service following the introduction of the VoiceNow service in the Chicago market in 1998.

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex and virtually every computer operation in the country will be affected in some way by the rollover of the two-digit year value to 00. The Company has identified the status of all computer applications and systems with reference to Year 2000 compliance. Most applications are already compliant, and those that are not have been earmarked for retirement, replacement, or modification to ensure uninterrupted service to the Company's subscribers. In addition, a task force of Company personnel is working closely with Motorola Inc., Glenayre Technologies Inc., and certain other vendors that currently supply the Company with subscriber devices, wireless messaging terminals, and network facilities to ensure that all of their products and services are Year 2000 compliant as well.

     The Company is committed to having its systems Year 2000 compliant well in advance of January 1, 2000, and is utilizing both internal and external resources to identify, correct or reprogram, and test its systems. At the present time, the expense associated with the Year 2000 compliance program has not been fully assessed. It is anticipated that all reprogramming efforts will be completed in sufficient time to allow for proper testing of the systems. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the Year 2000. The Company believes its planning efforts are adequate to address the Year 2000 compliance. However, the Company's business, financial position, or results of operations could be materially adversely affected by the failure of its computer systems and applications, or those operated by other parties, to properly operate or manage dates beyond 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 will have no impact on the Company's financial position or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), effective for years beginning after December 15, 1997. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption of SFAS 131 will have no impact on the Company's financial statements, but may require the disclosure of segment information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                         PAGE
                                                                         ----
Report of Independent Auditors                                             25

Paging Network, Inc. Consolidated Statements of Operations
   for the years ended December 31, 1997, 1996, and 1995                   26

Paging Network, Inc. Consolidated Balance Sheets as of
   December 31, 1997 and 1996                                              27

Paging Network, Inc. Consolidated Statements of Cash Flows
   for the years ended December 31, 1997, 1996, and 1995                   28

Paging Network, Inc. Consolidated Statements of  Shareowners' Deficit
   for the years ended December 31, 1997, 1996, and 1995                   29

Paging Network, Inc. Notes to Consolidated Financial Statements            30

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareowners
Paging Network, Inc.

We have audited the accompanying consolidated balance sheets of Paging Network, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareowners' deficit for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paging Network, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                              ERNST & YOUNG LLP



Dallas, Texas
February  9, 1998

                              PAGING NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                        YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                  1995           1996           1997
                                               ---------      ---------      ---------
Services, rent and maintenance revenues        $ 532,079      $ 685,960      $ 818,461
Product sales                                    113,943        136,527        142,515
                                               ---------      ---------      ---------
            Total revenues                       646,022        822,487        960,976
Cost of products sold                            (93,414)      (116,647)      (121,487)
                                               ---------      ---------      ---------
                                                 552,608        705,840        839,489
Operating expenses:
       Services, rent and maintenance            109,484        146,896        173,058
       Selling                                    67,561         82,790        102,995
       General and administrative                174,432        219,317        253,886
       Depreciation and amortization             148,997        213,440        289,442
       Non-recurring charges                          --         22,500         12,600
                                               ---------      ---------      ---------

            Total operating expenses             500,474        684,943        831,981
                                               ---------      ---------      ---------

Operating income                                  52,134         20,897          7,508

Other income (expense):
       Interest expense                         (102,846)      (128,014)      (151,380)
       Interest income                             6,511          3,679          3,689
       Equity in loss of an unconsolidated
         subsidiary                                   --           (882)        (1,220)
                                               ---------      ---------      ---------
            Total other income (expense)         (96,335)      (125,217)      (148,911)
                                               ---------      ---------      ---------

Loss before extraordinary item                   (44,201)      (104,320)      (141,403)
Extraordinary loss                                    --             --        (15,544)
                                               ---------      ---------      ---------

Net loss                                       $ (44,201)     $(104,320)     $(156,947)
                                               =========      =========      =========

Net loss per share (basic and diluted):
     Loss before extraordinary item            $   (0.43)     $   (1.02)     $   (1.38)
     Extraordinary loss                               --             --          (0.15)
                                               ---------      ---------      ---------
Net loss per share                             $   (0.43)     $   (1.02)     $   (1.53)
                                               =========      =========      =========



                             See accompanying notes

                              PAGING NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                       DECEMBER 31,
                                                                              ----------------------------
                                                                                 1996              1997
                                                                              -----------      -----------
ASSETS

Current assets:
       Cash and cash equivalents                                              $     3,777      $     2,924
       Accounts receivable (less allowance for doubtful accounts of
         $4,994 and $6,670 in 1996 and 1997, respectively)                         60,089           63,288
       Inventories                                                                 22,812           24,114
       Prepaid expenses and other assets                                            8,872           14,888
                                                                              -----------      -----------
              Total current assets                                                 95,550          105,214

Property, equipment, and leasehold improvements, at cost                        1,172,607        1,387,560
       Less accumulated depreciation                                             (319,194)        (469,526)
                                                                              -----------      -----------
              Net property, equipment, and leasehold improvements                 853,413          918,034

Other non-current assets, at cost                                                 547,067          659,661
       Less accumulated amortization                                              (56,417)         (85,676)
                                                                              -----------      -----------
              Net other non-current assets                                        490,650          573,985
                                                                              -----------      -----------
                                                                              $ 1,439,613      $ 1,597,233
                                                                              ===========      ===========

LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
       Accounts payable                                                       $    59,857      $    42,640
       Accrued interest                                                            41,853           40,085
       Accrued expenses                                                            29,650           36,854
       Customer deposits                                                           22,430           24,460
       Deferred revenue                                                             8,810           11,634
                                                                              -----------      -----------
              Total current liabilities                                           162,600          155,673
                                                                              -----------      -----------

Long-term obligations                                                           1,459,188        1,779,491

Commitments and contingencies                                                          --               --

Shareowners' deficit:
       Common Stock - $.01 par, authorized 250,000,000 shares; issued and outstanding 102,621,077 shares at December 31, 1996 and
          102,659,915 shares at December 31, 1997                                   1,026            1,027
       Paid-in capital                                                            124,522          124,908
       Accumulated deficit                                                       (307,827)        (464,774)
       Foreign currency translation adjustments                                       104              908
                                                                              -----------      -----------
              Total shareowners' deficit                                         (182,175)        (337,931)
                                                                              -----------      -----------
                                                                              $ 1,439,613      $ 1,597,233
                                                                              ===========      ===========



                             See accompanying notes

                              PAGING NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                      1995           1996            1997
                                                                    ---------      ---------      ---------
Operating activities:
        Net loss                                                    $ (44,201)     $(104,320)     $(156,947)
        Adjustments to reconcile net loss
            to cash provided by operating activities:
                 Extraordinary loss                                        --             --         15,544
                 Depreciation                                         136,069        191,471        258,798
                 Amortization                                          12,928         21,969         30,644
                 Non-recurring charges                                     --         22,500         12,600
                 Provision for doubtful accounts                       12,209         14,033         18,343
                 Equity in loss of an unconsolidated subsidiary            --            882          1,220
                 Write-off of debt issuance costs                       6,641             --             --
                 Amortization of debt issuance costs                    4,313          5,261          8,418
        Changes in operating assets and liabilities:
                 Accounts receivable                                  (28,393)       (32,787)       (21,542)
                 Inventories                                           (3,495)        (8,728)        (1,302)
                 Prepaid expenses and other assets                     (4,144)        (3,377)        (6,016)
                 Accounts payable                                      41,860         (9,919)       (18,397)
                 Accrued expenses and accrued interest                 22,220          7,548          4,286
                 Customer deposits and deferred revenue                 4,622          5,849          4,854
                                                                    ---------      ---------      ---------
Net cash provided by operating activities                             160,629        110,382        150,503
                                                                    ---------      ---------      ---------

Investing activities:
        Capital expenditures                                         (312,289)      (437,388)      (328,365)
        Payments for spectrum licenses                               (157,600)      (109,236)       (92,856)
        Deposits for purchase of subscriber devices                        --             --        (13,493)
        Business acquisitions and joint venture investments          (111,872)        (9,352)        (7,253)
        Restricted cash invested in money market instruments               --        (27,039)        (6,422)
        Other                                                          (7,626)       (18,107)       (11,540)
                                                                    ---------      ---------      ---------
Net cash used in investing activities                                (589,387)      (601,122)      (459,929)
                                                                    ---------      ---------      ---------

Financing activities:
        Borrowings under credit agreements                            564,850        223,438        558,317
        Redemption of $200 million senior subordinated notes               --             --       (211,750)
        Repayments of long-term obligations                          (318,850)      (414,250)       (39,000)
        Proceeds from Senior Notes offerings                          400,000        500,000             --
        Debt issuance costs on Senior Notes offerings                 (10,132)       (11,250)            --
        Debt issuance costs on credit agreements                      (13,531)        (3,766)            --
        Proceeds from exercise of common stock options                  3,325          2,825             87
        Other                                                          (1,173)          (662)           919
                                                                    ---------      ---------      ---------
Net cash provided by financing activities                             624,489        296,335        308,573
                                                                    ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                  195,731       (194,405)          (853)
Cash and cash equivalents at beginning of year                          2,451        198,182          3,777
                                                                    ---------      ---------      ---------
Cash and cash equivalents at end of year                            $ 198,182      $   3,777      $   2,924
                                                                    =========      =========      =========



                             See accompanying notes

                              PAGING NETWORK, INC.
                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
                  YEAR ENDED DECEMBER 31, 1995, 1996, AND 1997
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                                      FOREIGN
                                                                                      CURRENCY
                                             COMMON       PAID-IN     ACCUMULATED    TRANSLATION   SHAREOWNERS'
                                             STOCK        CAPITAL       DEFICIT      ADJUSTMENTS     DEFICIT
                                           ---------     ---------    -----------    -----------   ------------
Balance, December 31, 1994                 $   1,014     $ 118,384     $(159,306)    $       --     $ (39,908)
    Issuance of 840,007 shares of
        Common Stock pursuant to
        stock option plans                         8         3,317            --             --         3,325
    Net loss                                      --            --       (44,201)            --       (44,201)
                                           ---------     ---------     ---------      ---------     ---------
Balance, December 31, 1995                     1,022       121,701      (203,507)            --       (80,784)
    Issuance of 375,270 shares of
        Common Stock pursuant to
        stock option plans                         4         2,821            --             --         2,825
    Net loss                                      --            --      (104,320)            --      (104,320)
    Foreign currency translation
        adjustments                               --            --            --            104           104
                                           ---------     ---------     ---------      ---------     ---------
Balance, December 31, 1996                     1,026       124,522      (307,827)           104      (182,175)
    Issuance of 38,838 shares of
        Common Stock pursuant to stock
        option and compensation plans              1           386            --             --           387
    Net loss                                      --            --      (156,947)            --      (156,947)
    Foreign currency translation
        adjustments                               --            --            --            804           804
                                           ---------     ---------     ---------      ---------     ---------

Balance, December 31, 1997                 $   1,027     $ 124,908     $(464,774)     $     908     $(337,931)
                                           =========     =========     =========      =========     =========



                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     Paging Network, Inc. (the Company) is a provider of wireless messaging and information delivery services. The Company provides service in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, and Canada, including local service in all of the largest 100 markets (in population) in the United States, and owns a minority interest in wireless messaging companies in Spain and Brazil. The consolidated financial statements include the accounts of all of its wholly and majority-owned subsidiaries. All intercompany transactions have been eliminated.

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Inventories -- Inventories consist of certain types and brands of pagers (the subscriber devices) which are held specifically for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

     Property, equipment, and leasehold improvements -- Property, equipment, and leasehold improvements are stated at cost, less accumulated depreciation. Expenditures for maintenance are charged to expense as incurred. Upon retirement of units of equipment, the costs of units retired and the related accumulated depreciation amounts are removed from the accounts. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Machinery and equipment                            3 to 7 years
Subscriber devices                                      3 years (1)
Furniture and fixtures                                  7 years
Leasehold improvements                                  5 years (2)
Building and building improvements                     20 years

(1) Effective January 1, 1997, the Company changed the estimated useful life of subscriber devices from 4 years to 3 years, with estimated residual value ranging up to $20 (see Note 3).
(2) Or term of lease if shorter.

     The Company does not manufacture any of the subscriber devices or related transmitting and computerized terminal equipment used in the Company's operations. The Company purchases its subscriber devices primarily from Motorola, Inc.; however, these devices are available for purchase from multiple sources, consistent with normal manufacturing and delivery lead times.

     Other non-current assets -- Other non-current assets are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method based upon the following estimated useful lives:

Licenses and frequencies                                40 years
Excess of cost over fair market
  value of net assets acquired                          20 years
Other intangible assets                    18 months to  9 years
Other non-current assets                     7 years to 20 years

     The Company continually evaluates other non-current assets to determine whether current events and circumstances warrant adjustment to the carrying values or amortization periods.

     Deferred revenues and customer deposits -- Deferred revenues represent billing to customers in advance for services not yet performed and are recognized as revenue in the month the service is provided. Deposits are received from some customers at the time a service agreement is signed and are recognized as a liability of the Company until such time as the deposits are applied, generally against the customer's final bill.

     Revenue recognition -- Services, rent and maintenance revenues are recognized in the month the related services are performed. Product sales are recognized upon delivery of product to the customer.

     Employee stock options -- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock option plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Advertising costs -- The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1997, 1996, and 1995, was $21.9 million, $12.5 million, and $8.5 million, respectively.

     Reclassifications -- Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

     Restatement of financial statements -- The consolidated financial statements for the year ended December 31, 1996 have been previously restated to reflect a $22.5 million non-cash write off of subscriber devices deemed to be unrecoverable as of December 31, 1996. The decision to restate the Company's financial statements resulted from a review of the Company's agreements with a national marketing affiliate and the determination that an earlier judgment that the Company ultimately would recover or be compensated for certain subscriber devices distributed through that affiliate to customers who later discontinued service was not correct.

     The impact of the restatement on the consolidated balance sheet as of December 31, 1996, and on the consolidated statement of operations for the year then ended is as follows:

                                           AMOUNTS PREVIOUSLY   RESTATED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        REPORTED        AMOUNTS
                                           ------------------  ---------
Operating income                                $  43,397      $  20,897
Net loss                                          (81,820)      (104,320)
Net loss per share (basic and diluted)              (0.80)         (1.02)
Net property, equipment,
  and leasehold improvements                      841,035        818,535
Accumulated deficit                              (285,327)      (307,827)

2.   RESTRUCTURING

     On February 8, 1998, the Company's Board of Directors approved a restructuring of its domestic operations (the Restructuring). As part of the Restructuring, the Company will expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions. The Company expects to eliminate approximately 1,800 positions, net of positions added, through the consolidation of redundant administrative operations and certain key support functions located in offices throughout the country into central facilities. As a result of the Restructuring, the Company will record a charge of between $65 million to $80 million related to the office closures, severance, and asset impairments during the quarter ending March 31, 1998.

3.    PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     The cost of property, equipment, and leasehold improvements consisted of the following:


(IN THOUSANDS) DECEMBER 31,                                                  1996                   1997
                                                                             ----                   ----
Machinery and equipment                                                $    571,963           $    761,208
Subscriber devices                                                          490,944                506,026
Furniture and fixtures                                                       57,550                 63,772
Leasehold improvements                                                       35,130                 36,704
Land, buildings, and building improvements                                   17,020                 19,850
                                                                       ------------           ------------
       Total cost                                                      $  1,172,607           $  1,387,560
                                                                       ============           ============

     Effective January 1, 1997, the Company shortened the depreciable lives of its subscriber devices from four to three years, and revised the related residual values. This change increased net loss for the year ended December 31, 1997 by $16.5 million and net loss per share by $0.16.

     Included in inventories, property and equipment, and other non-current assets at December 31, 1997, is approximately $33 million of assets which are directly attributable to the Company's VoiceNow service and thus cannot be utilized for other wireless communications services. While the Company currently believes such assets are recoverable, the ultimate recoverability of such assets is dependent upon the economic viability of the VoiceNow service. The Company expects to reintroduce the VoiceNow service under a revised strategy in 1998, after which the Company will reassess the recoverability of the assets directly attributable to the VoiceNow service.

4.   OTHER NON-CURRENT ASSETS

     The cost of other non-current assets consisted of the following:

(IN THOUSANDS) DECEMBER 31,                                                  1996                   1997
                                                                             ----                   ----
Licenses and frequencies                                               $    358,272           $    452,551
Excess of cost over fair market value
    of assets acquired                                                       34,899                 34,299
Other intangible assets                                                      55,893                 61,960
Restricted cash invested in money
    market instruments, at fair value                                        27,039                 33,461
Deposits for purchase of subscriber devices                                      --                 13,493
Other non-current assets                                                     70,964                 63,897
                                                                       ------------           ------------
      Total cost                                                       $    547,067           $    659,661
                                                                       ============           ============

     Licenses and frequencies consist of amounts paid in conjunction with the purchase of three nationwide narrowband personal communications services (PCS) frequencies at a Federal Communications Commission (FCC) auction held in 1994, amounts paid in conjunction with the purchase of two to four blocks of two-way 900 MHz specialized mobile radio (SMR) major trading area based licenses, amounts paid to purchase exclusive rights to certain of the SMR frequencies from incumbent operators, and amounts paid to secure other licenses. Amortization of certain of these costs commenced during the first quarter of 1997 when the related frequencies were placed into service.

     Other intangible assets generally consist of customer lists, start-up costs, and FCC application costs.

5.  LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:

(IN THOUSANDS) DECEMBER 31,                                                  1996                   1997
                                                                             ----                   ----
Borrowings under Credit Agreement                                      $     30,000           $   539,000
10% Senior Subordinated Notes due October 15, 2008                          500,000               500,000
10.125% Senior Subordinated Notes due August 1, 2007                        400,000               400,000
8.875% Senior Subordinated Notes due February 1, 2006                       300,000               300,000
11.75% Senior Subordinated Notes redeemed May 14, 1997                      200,000                    --
Other                                                                        29,188                40,491
                                                                       ------------           -----------
       Total long-term obligations                                     $  1,459,188           $ 1,779,491
                                                                       ============           ===========

     Under the Company's $1.0 billion domestic revolving credit agreement (the Credit Agreement), the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount of total indebtedness allowed is equal to 6.5 times last quarter's annualized domestic earnings before interest, income taxes, depreciation, amortization, and equity in loss of an unconsolidated subsidiary (EBITDA). As of December 31, 1997, the Company had $539.0 million of borrowings outstanding under the Credit Agreement and, under the terms of the Credit Agreement, an additional $461.0 million was available for borrowings as of that date. Such amount may fluctuate from quarter to quarter during 1998 based on the domestic EBITDA for the respective quarter of 1998. Maximum borrowings which may be outstanding under the Credit Agreement are permanently reduced beginning on June 30, 2001, as follows: 2001-$150.0 million; 2002-$200.0 million; 2003-$250.0 million; and 2004-$400.0 million. The
Company's Credit Agreement expires on December 31, 2004.

     Under the Credit Agreement, the Company may designate all or a portion of outstanding borrowings to be either a Base Rate Loan or a London Interbank Offered Rate (LIBOR) loan. As of December 31, 1997, the Company had designated $517.0 million of borrowings as LIBOR Rate loans which bears interest at a rate equal to the LIBOR rate plus a spread of 1.75% based on the Company's total leverage ratio as defined. As of December 31, 1997, the Company had designated $22.0 million of borrowings as a Base Rate Loan which bears interest at a rate equal to the sum of the Applicable Margin plus the higher of (i) the rate established by the Administrative Agent from time to time as its reference rate for the determination of interest rates for loans of varying maturities in U.S. Dollars to U.S. persons, and (ii) the Federal funds rate plus 0.50%. The interest rates for the $517.0 million of LIBOR Rate loans at December 31, 1997 ranged from 7.71% to 7.75%. The interest rate for the $22.0 million Base Rate Loan at December 31, 1997 was 9.25%.

     The Credit Agreement prohibits the Company from paying cash dividends or other cash distributions to shareowners. The Credit Agreement also prohibits the Company from paying more than a total of $2.0 million in connection with the purchase of Common Stock owned by employees whose employment with the Company is terminated (see Note 7). The Credit Agreement contains other covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, engage in transactions with affiliates, dispose of assets, and engage in mergers, consolidations, and other acquisitions. Amounts owing under the Credit Agreement are secured by a security interest in substantially all of the Company's assets, the assets of the Company's subsidiaries, and the capital stock of the subsidiaries of the Company.

     The credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $75 million. As of December 31, 1997, approximately $40 million of borrowings were outstanding under the credit facilities. Additional borrowings are available under these facilities, provided such borrowings are either collaterized or certain financial conditions are met. Maximum borrowings which may be outstanding under the credit facilities begin reducing on March 31, 2001, and both credit agreements expire on December 31, 2004.

     The 8.875% Senior Subordinated Notes (8.875% Notes), the 10.125% Senior Subordinated Notes (10.125% Notes), and the 10% Senior Subordinated Notes (10% Notes) are redeemable on or after February 1, 1999, August 1, 2000, and October 15, 2001, respectively, at the option of the Company, in whole or in part from time to time, at certain prices declining annually to 100 percent of the principal amount on or after February 1, 2002, August 1, 2003, and October 15, 2004, respectively, plus accrued interest. The 8.875% Notes, the 10.125% Notes, and the 10% Notes are subordinated in right of payment to all senior debt, and contain various covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets, and engage in mergers, consolidations, and other acquisitions.

     On May 14, 1997, the Company redeemed all $200.0 million of its outstanding 11.75% Senior Subordinated Notes (11.75% Notes), utilizing funds borrowed under the Company's Credit Agreement. The Company recorded an extraordinary loss of $15.5 million in the second quarter of 1997 on the early retirement of the 11.75% Notes. The extraordinary loss was comprised of the redemption premium of $11.8 million and the write-off of unamortized issuance costs of $3.7 million.

     Based on quoted market prices, the fair value of the 8.875% Notes, the 10.125% Notes, and the 10% Notes at December 31, 1997 was $295.8 million, $418.1 million, and $517.9 million, respectively. The carrying values of the borrowings outstanding under the Company's credit agreements approximate their fair values.

6.   INCOME TAXES

     For the years ended December 31, 1995, 1996, and 1997, the Company had no provision or benefit for income taxes because the deferred benefit from the operating losses was offset by an increase in the valuation allowance of $14.6 million, $36.9 million, and $56.4 million, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:

(IN THOUSANDS) DECEMBER 31,                    1996            1997
                                               ----            ----
Deferred tax assets:
      Net operating loss carryforwards      $ 118,384      $ 167,330
      Deferred revenue                          3,386          4,394
      Bad debt reserve                          1,933          2,561
      Other tax credit carryforwards              691            691
      Other                                     4,354          6,445
                                            ---------      ---------
         Total deferred tax assets            128,748        181,421
      Valuation allowance                     (87,532)      (143,897)
                                            ---------      ---------
         Net deferred tax assets               41,216         37,524
Deferred tax liabilities:
      Depreciation                            (35,601)       (29,232)
      Amortization                             (5,615)        (8,292)
                                            ---------      ---------
         Total deferred tax liabilities       (41,216)       (37,524)
                                            ---------      ---------
                                            $      --      $      --
                                            =========      =========

     At December 31,1997, the Company has net operating loss carryforwards of approximately $429 million that expire in years 1999 through 2012.

7.   STOCK OPTIONS

     The 1982 Incentive Stock Option Plan, as amended (1982 Plan), for officers and key employees of the Company provides for the granting of stock options intended to qualify as Incentive Stock Options (ISOs) to purchase Common Stock at not less than 100% of the fair market value on the date the option is granted, as determined by the Board of Directors. No further options may be granted under the 1982 Plan. At December 31, 1997, options for 330,267 shares were exercisable under the 1982 Plan. All options outstanding and exercisable under the 1982 Plan are fully vested.

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

     The 1991 Stock Option Plan (1991 Plan) for officers and key employees of the Company provides for the granting of ISOs and non-statutory options to purchase Common Stock at not less than 100% of the fair market value on the date the options are granted. The 1991 Plan is administered by the stock option/compensation committee, consisting of three members of the Board (the Committee). Approximately 8.4 million shares remained available for grant under the 1991 Plan at December 31, 1997. A total of 1,949,528 shares were vested and exercisable under the 1991 Plan at December 31, 1997. Options granted under the 1991 Plan are non-transferable except by the laws of descent and distribution and are exercisable upon vesting, which occurs either immediately or in installments, as the Board of Directors or the Committee may determine at the time it grants such options. On February 4, 1998, the Board of Directors of the Company approved an amendment to the 1991 Plan to broaden the group of employees to be eligible to receive stock options under such plan to include all employees of the Company and of its subsidiaries. Adoption of this amendment to the 1991 Plan is subject to shareowner approval.

     The 1992 Amended and Restated Stock Option Plan for Directors (Directors'
Plan), for non-employee Directors of the Company, provides for the granting of non-statutory options to purchase Common Stock at not less than 100% of the fair market value on the date the options are granted. The Directors' Plan is administered by the Committee. The total number of shares of Common Stock with respect to which options may be granted under the Directors' Plan may not exceed 750,000. Approximately 284,000 shares remain available for grant under the Directors' Plan at December 31, 1997. A total of 171,000 shares were vested and exercisable at December 31, 1997. Options granted under the Directors' Plan are non-transferable except by the laws of descent and distribution and are exercisable upon vesting, which occurs either immediately or in installments, as the Board of Directors or the Committee may determine at the time it grants such options.

     With respect to the 1991 Plan and the Directors' Plan, notwithstanding the above, ten business days before a merger or a change in the ownership control of the Company or a sale of substantially all the assets of the Company, all options issued vest immediately and become exercisable in full; upon a merger or a change in ownership control of the Company or the sale of substantially all the assets of the Company, all options issued under the 1991 Plan and Directors' Plan which have not been exercised terminate.

     On June 12, 1997, the Company offered an election to its employees with options granted during 1995 and 1996 under the 1991 Plan to cancel such options and accept a lesser number of new options at a lower exercise price, with the vesting dates being restarted with the new grant dates. As a result of the election by certain of its employees, the Company canceled 2.9 million of options with exercise prices ranging from $13.69 to $26.50 and granted approximately 1.1 million of options to the same optionees with an exercise price of $8.25 per share.

     Information concerning options at December 31, 1995, 1996, and 1997 is as follows:

                                                 1995              1996                1997
                                            --------------     --------------     --------------
Outstanding at January 1                         4,737,420          4,664,735          5,968,605
       Granted                                   1,605,800          2,307,100          3,435,873
       Canceled                                   (838,478)          (627,960)        (3,705,609)
       Exercised                                  (840,007)          (375,270)           (11,534)
                                            --------------     --------------     --------------
Outstanding at December 31                       4,664,735          5,968,605          5,687,335
                                            ==============     ==============     ==============
Exercisable at December 31                       1,601,440          1,920,085          2,450,795
                                            ==============     ==============     ==============
Option price range-options outstanding      $2.67 - $23.56     $2.67 - $26.50     $2.67 - $25.50
Option price range-options exercised        $0.40 - $14.38     $2.73 - $14.38     $2.73 - $ 9.25

       Weighted-average exercise prices are as follows:

                                                1995               1996                1997
                                            --------------     -------------      --------------

Outstanding at January 1                       $    7.83        $    12.22         $    15.90
       Granted                                     19.22             22.33               9.54
       Canceled                                     9.13             17.19              19.89
       Exercised                                    3.96              7.53               7.49
Outstanding at December 31                         12.22             15.90               9.47
Exercisable at December 31                          7.47              9.65               9.12

       Certain information is being presented based on a range of exercise prices as of December 31, 1997, as follows:

                                     $ 2.67 - $7.75     $8.05 - $8.69     $9.06 - $12.38     $12.59 - $25.50
                                     --------------     -------------     --------------     ---------------
Number of shares outstanding              1,645,267         1,636,940          1,636,510             768,618
Weighted-average exercise price          $     6.49        $     8.39         $    10.77         $     15.37
Weighted-average remaining
    contractual life                      4.9 years         9.1 years          8.0 years           6.9 years
Number of shares exercisable              1,258,917           320,980            386,940             483,958
Weighted-average exercise
    price of shares exercisable          $     6.22        $     8.45         $     10.21        $     16.23

     The Company adopted the pro forma disclosure provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1996. As required by SFAS 123, pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for employee stock options and stock-based awards granted subsequent to December 31, 1994 under the fair value method provided for under SFAS 123. The weighted-average fair value of stock options granted during 1995, 1996, and 1997 was $11.65, $13.58, and $5.98, respectively. The fair value for the stock options granted to officers and key employees of the Company after January 1, 1995 was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.63% to 7.79% for 1995, ranging from 5.54% to 6.83% for 1996, and ranging from 5.46% to 6.89% for 1997; a dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock ranging from 52.9% to 55.1% for 1995, ranging from 53.2% to 54.4% for 1996 and ranging from 54.4% to 57.6% for 1997; and a weighted average expected life of each option ranging from
6.7 years to 7.0 years for 1995, 1996, and 1997.

     For purposes of the pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per common share information):


                                                  1995           1996           1997
                                                  ----           ----           ----
Net loss                        As reported     $(44,201)     $(104,320)    $(156,947)
                                Pro forma       $(45,830)     $(110,533)    $(172,884)

Net loss per common share       As reported     $  (0.43)     $   (1.02)    $   (1.53)
                                Pro forma       $  (0.45)     $   (1.08)    $   (1.68)

     Because SFAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

8.   COMMITMENTS

     The Company has operating leases for office and transmitting sites with lease terms ranging from a month to approximately ten years. There are no significant renewal or purchase options. Total rent expense for 1995, 1996, and 1997 was approximately $47.9 million, $60.7 million, and $69.5 million, respectively.

     The following is a schedule by year of future minimum rental payments required under operating leases that have remaining noncancelable lease terms in excess of one year at December 31, 1997.

YEAR ENDING DECEMBER 31: (IN THOUSANDS)
1998                                       $   22,658
1999                                           19,153
2000                                           14,326
2001                                            9,358
2002                                            4,592
Later years                                     4,360
                                           ----------
      Total minimum payments required      $   74,447
                                           ==========

     As part of the Company's Restructuring, certain leases will be terminated prior to their scheduled expiration, generally upon the payment of a termination fee, and certain office space and facilities will be subleased through the expiration of the related leases, generally for amounts less than the Company's lease commitments for such space. The cost of these lease terminations will be recorded in the first quarter of 1998 as part of the Restructuring charge discussed in Note 2.

9.   CONTINGENCIES

    The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

10.  COMMON STOCK AND NET LOSS PER SHARE

     Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the years ended December 31, 1995, 1996, and 1997, was 101.9 million, 102.5 million, and 102.6 million, respectively. The average number of options to purchase shares of the Company's Common Stock during the years ended December 31, 1995, 1996, and 1997, were 4.4 million, 5.6 million, and 6.0 million, respectively, at exercise prices ranging from $2.67 per share to $26.50 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive. During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The Company's adoption of SFAS 128 had no impact on its reporting of loss per share for 1997 or prior years.

     The Company has 275.0 million of authorized shares, of which 250.0 million are Common Stock and 25.0 million are preferred stock. As of December 31, 1997, there were no preferred shares issued or outstanding.

     On May 23, 1996, the Company's shareowners approved an employee stock purchase plan of up to 2.0 million shares of the Company's Common Stock, which the Company implemented on January 1, 1997. Under the employee stock purchase plan, an employee may elect to purchase shares of the Company's Common Stock at the end of a two-year period at a price equal to 85% of the fair market value of the Company's Common Stock at the beginning or end of such two-year period, whichever is lower.

11.  NON-RECURRING CHARGES

     During the year ended December 31, 1997, the Company recorded a provision of $12.6 million to write down certain subscriber devices to their net realizable value. During the year ended December 31, 1996, the Company recorded a provision of $22.5 million to write off subscriber devices deemed to be unrecoverable as of December 31, 1996.

12.  STATEMENT OF CASH FLOWS INFORMATION

     Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of December 31, 1997, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest for the years ended December 31, 1995, 1996, and 1997 were approximately $71.2 million, $115.5 million, and $143.5 million, respectively, net of $15.9 million of interest capitalized during the year ended December 31, 1997. There were no significant federal or state income taxes paid or refunded for the years ended December 31, 1995, 1996, and 1997.

13.  EMPLOYEE BENEFIT PLANS

     The Company has adopted a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the Code) for all employees who have completed a specified term of service. Effective January 1, 1996, Company contributions equaled 50% of employee contributions up to a maximum of 6% of the employee's compensation. Employees may elect to contribute up to 15% of their compensation on a pre-tax basis, not to exceed the maximum amount allowed as determined by the Code. The Company's contributions aggregated approximately $0.5 million in 1995, $1.9 million in 1996, and $2.2 million in 1997.

14.   STOCK PURCHASE RIGHTS

     In September 1994, the Board of Directors of the Company adopted a Stock Purchase Rights Plan and declared a distribution of one common share purchase right for each outstanding share of the Company's Common

Stock. As of September 28, 1994, certificates representing shares of the Company's Common Stock also represent ownership of one common share purchase right.

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

15.  ACQUISITIONS

     During 1995, the Company acquired certain paging assets of Comtech, Inc. -- Paging Division; SNET Paging, Inc. and its wholly owned subsidiary, TNI Associates, Inc.; two subsidiaries of PageAmerica Group, Inc.; Page Florida; International Paging Corp.; and Celpage, Inc. -- Atlanta Branch, including various frequencies and approximately 343,000 units in service for an aggregate cost of approximately $123.6 million.

     The following represents the unaudited pro forma results of operations as if the above acquisitions had occurred as of January 1, 1995, after giving effect to certain adjustments, including amortization of intangibles resulting from the allocation of the purchase price and interest expense on acquisition debt.

                                                          YEAR ENDED
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)           DECEMBER 31, 1995
                                                       -----------------
Total revenues                                            $  665,235
Operating income                                              46,411
Net loss                                                     (54,422)
Net loss per share (basic and diluted)                         (0.53)

     The pro forma results given above are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect during the period presented, and is not intended to be a projection of future results or trends.

16.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

       Quarterly financial information for the two years ended December 31, 1997 is summarized below.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    FIRST       SECOND        THIRD       FOURTH
                                           QUARTER      QUARTER      QUARTER      QUARTER
                                          ---------    ---------    ---------    ---------
1997
----
Services, rent and maintenance
 revenues                                 $ 188,880    $ 199,584    $ 210,611    $ 219,386
Product sales                                36,368       33,666       35,753       36,728
                                          ---------    ---------    ---------    ---------
Total revenues                              225,248      233,250      246,364      256,114
Cost of products sold                       (31,357)     (28,805)     (30,341)     (30,984)
                                          ---------    ---------    ---------    ---------
                                            193,891      204,445      216,023      225,130

Operating income (loss)                        (188)       6,120        8,263       (6,687)(1)
Loss before extraordinary item              (37,314)     (31,963)     (29,401)     (42,725)(1)
Extraordinary loss                               --      (15,544)          --           --
Net loss                                    (37,314)     (47,507)     (29,401)     (42,725)(1)

Net loss per share (basic and diluted):
Loss before extraordinary item                (0.36)       (0.31)       (0.29)       (0.42)(1)
Extraordinary loss                               --        (0.15)          --           --
Net loss per share                            (0.36)       (0.46)       (0.29)       (0.42)(1)

1996
----
Services, rent and maintenance
  revenues                                $ 158,775    $ 167,036    $ 175,725    $ 184,424
Product sales                                27,598       32,143       35,967       40,819
                                          ---------    ---------    ---------    ---------
Total revenues                              186,373      199,179      211,692      225,243
Cost of products sold                       (23,352)     (27,124)     (30,855)     (35,316)
                                          ---------    ---------    ---------    ---------
                                            163,021      172,055      180,837      189,927

Operating income (loss)                      15,725       10,987        8,860      (14,675)(2)
Net loss                                    (12,106)     (18,532)     (21,994)     (51,688)(2)
Net loss per share (basic and diluted)        (0.12)       (0.18)       (0.21)       (0.50)(2)

(1) Operating loss includes a $12.6 million non-recurring charge related to the write down of certain subscriber devices to their net realizable value.

(2) Operating loss includes a $22.5 million non-recurring charge related to the provision to write off subscriber devices.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No disclosure required.

                              ---------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareowners on May 21, 1998, pages 3 through 5, under the caption "Proposal No. 1 -- Election of Two Directors."

     Information regarding the executive officers is included in Item 4 of this Form 10-K.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareowners on May 21, 1998, page 17, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareowners on May 21, 1998, pages 5 through 12, under the captions "Proposal No. 1 -- Election of Two Directors -- Compensation of Directors" and "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareowners on May 21, 1998, pages 2 through 5, under the captions "Beneficial Ownership of Common Stock" and "Proposal
No. 1 -- Election of Two Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareowners on May 21, 1998, page 12, under the caption "Contracts Relating to Employment."

                             ----------------------

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

(b)       Reports on Form 8-K.

          On January 8, 1998, the Company filed a Current Report on Form 8-K relating to the retirement of George M. Perrin from the Company's Board of Directors, effective January 31, 1998.

          On February 13, 1998, the Company filed a Current Report on Form 8-K relating to the announcement of Restructuring.

                              PAGING NETWORK, INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  [ITEM 14 (a)]

                                                                           PAGE
                                                                           ----
Report of Independent Auditors                                              25
Consolidated Balance Sheets as of
    December 31, 1997 and 1996                                              27
For each of the three years in the
    period ended December 31, 1997:
     Consolidated Statements of Operations                                  26
     Consolidated Statements of Cash Flows                                  28
     Consolidated Statements of Shareowners' Deficit                        29
Notes to Consolidated Financial Statements                                  30
Consolidated financial statement schedule for each of the
     three years in the period ended December 31, 1997:
     II - Valuation and qualifying accounts                                 44
Report of Independent Auditors                                              45

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

                              PAGING NETWORK, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEAR ENDED DECEMBER 31, 1995, 1996, AND 1997
                  --------------------------------------------
                                 (IN THOUSANDS)


                                                              ADDITIONS
                                            BALANCE AT       CHARGED TO        DEDUCTIONS
                                             BEGINNING        COSTS AND         AND OTHER       BALANCE AT
                                             OF PERIOD         EXPENSES        ADJUSTMENTS     END OF PERIOD
                                            ----------       ----------        -----------     -------------
Allowance for doubtful accounts:
         1995                               $    3,806       $   12,209        $   11,311        $   4,704
         1996                                    4,704           14,033            13,743            4,994
         1997                                    4,994           18,343            16,667            6,670

Allowance for inventory obsolescense:
         1995                               $    1,716       $      403        $      774        $   1,345
         1996                                    1,345              756              (319)           2,420
         1997                                    2,420            9,868             4,064            8,224

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareowners
Paging Network, Inc.

We have audited the consolidated financial statements of Paging Network, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 9, 1998. Our audits also included Schedule II - Valuation and Qualifying Accounts. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        ERNST & YOUNG LLP

Dallas, Texas
February 9, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PAGING NETWORK, INC.



Date:   March 20, 1998             By: /s/ John P. Frazee, Jr.
                                           -------------------------------------
                                           John P. Frazee, Jr.
                                           Chairman of the Board of Directors,
                                           President and Chief Executive
                                           Officer (Principal Executive Officer)


Date:   March 20, 1998             By: /s/ Mark A. Knickrehm
                                           -------------------------------------
                                           Mark A. Knickrehm
                                           Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


                                   PAGING NETWORK, INC.



Date:   March 20, 1998             By: /s/ John P. Frazee, Jr.
                                           -------------------------------------
                                           John P. Frazee, Jr.
                                           Chairman of the Board of Directors,
                                           President, Chief Executive Officer,
                                           and Director



Date:   March 20, 1998             By: /s/ Richard C. Alberding
                                           -------------------------------------
                                           Richard C. Alberding, Director



Date:   March 20, 1998             By: /s/ Bryan C. Cressey
                                           -------------------------------------
                                           Bryan C. Cressey, Director




Date:   March 20, 1998             By: /s/ John S. Llewellyn, Jr.
                                           -------------------------------------
                                           John S. Llewellyn, Jr., Director



Date:   March 20, 1998             By: /s/ Lee M. Mitchell
                                           -------------------------------------
                                           Lee M. Mitchell, Director



Date:   March 20, 1998             By: /s/ Carl D. Thoma
                                           -------------------------------------
                                           Carl D. Thoma, Director



Date:   March 20, 1998             By: /s/ Roy A. Wilkens
                                           -------------------------------------
                                           Roy A. Wilkens, Director

                                INDEX TO EXHIBITS

     EXHIBIT
      NUMBER                        DESCRIPTION
     -------                        -----------
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

     EXHIBIT
      NUMBER                        DESCRIPTION
     -------                        -----------
     10.12        Amendment  No. 1 dated as of December 12, 1995 to the Amended and Restated Credit Agreement dated as of May 2, 1995 among the Registrant, NationsBank of Texas, N.A., Toronto Dominion
                  (Texas), Inc., The First National Bank of Boston, and certain other lenders (5)

     10.13        Second Amended and Restated Credit Agreement dated as of June
                  5, 1996, among the Registrant, NationsBank of Texas, N.A.,
                  Toronto Dominion (Texas), Inc., The First National Bank of
                  Boston, Chase Securities Inc, and certain other lenders (6)

     10.14 Loan Agreement dated as of June 5, 1996 among Paging Network of Canada Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (6)

     10.15        Loan Agreement dated as of June 5, 1996 among Madison
                  Telecommunications Holdings, Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (6)

     10.16 1991 Stock Option Plan, as amended and approved by shareowners on May 22, 1997 (7)

     10.17 1992 Stock Option Plan for Directors, as amended and restated and approved by shareowners on May 22, 1997 (7)

     10.18 1997 Restricted Stock Option Plan and approved by shareowners on May 22, 1997 (7)

     10.19        Employment Agreement dated as of August 4, 1997 among the
                  Registrant and John P. Frazee, Jr. (8)

     10.20 1992 Stock Option Plan for Directors, as amended and restated on December 10, 1997 (9)

     10.21 First Amendment dated April 18, 1997 to the Loan Agreement dated as of June 5, 1996 among Paging Network of Canada Inc.,
                  The Toronto-Dominion Bank, and such other financial institutions as become banks (9)

     10.22 First Amendment dated April 18, 1997 to the Loan Agreement dated as of June 5, 1996 among Madison Telecommunications
                  Holdings, Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (9)

        12        Ratio of Earnings to Fixed Charges for the years ended
                  December 31, 1993, 1994, 1995, 1996, and 1997 (9)

        22        List of the Registrant's Subsidiaries (9)

        23        Consent of Independent Auditors (9)

        27        Financial Data Schedule (9)
                  -------------------------------------------------------------

                  (1)     Previously filed as an exhibit to Registration
                          Statement No. 33-42253 on Form S-1 and incorporated herein by reference.

                  (2)     Previously filed as an exhibit to Registration
                          Statement No. 33-46803 on Form S-1 and incorporated herein by reference.


                                   DESCRIPTION
                                   -----------

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

                  (8)     Previously filed as an exhibit to the Registrant's
                          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

                  (9)     Filed herewith.