Form 10-Q
period 1998-03-31
PAGING NETWORK INC
filed 1998-05-15
CIK 878324

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

                  Yes  X                           No
                      ---                             ---

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                                    Title                              Shares Outstanding as of April 30, 1998
                    ---------------------------------                  ---------------------------------------
                       Common Stock, $ .01 par value                                   103,356,295


     The Company's Common Stock is publicly traded on the Nasdaq Stock Market under the symbol "PAGE".


================================================================================

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.


                          Index to Financial Statements

                                                                                                               PAGE
                                                                                                               ----
Paging Network, Inc. Consolidated Balance Sheets as of
     March 31, 1998 and December 31, 1997 (Unaudited).............................................................3

Paging Network, Inc. Consolidated Statements of Operations
     for the Three Months Ended March 31, 1998 and 1997 (Unaudited)...............................................4

Paging Network, Inc. Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1998 and 1997 (Unaudited)...............................................5

Paging Network, Inc. Notes to Consolidated Financial Statements ..................................................6

                              PAGING NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                   (Unaudited)

                                                                                         MARCH 31,       DECEMBER 31,
                                                                                            1998             1997
                                                                                        -----------      ------------
ASSETS

Current assets:
    Cash and cash equivalents .....................................................     $     5,374      $     2,924
    Accounts receivable, less allowance
       for doubtful accounts ......................................................          61,948           63,288
    Inventories ...................................................................          26,055           24,114
    Prepaid expenses and other assets .............................................          16,340           14,888
                                                                                        -----------      -----------
       Total current assets .......................................................         109,717          105,214

Property, equipment, and leasehold improvements, at cost ..........................       1,292,147        1,387,560
    Less accumulated depreciation .................................................        (441,994)        (469,526)
                                                                                        -----------      -----------
       Net property, equipment, and leasehold improvements ........................         850,153          918,034

Other non-current assets, at cost .................................................         668,752          659,661
    Less accumulated amortization .................................................         (94,206)         (85,676)
                                                                                        -----------      -----------
       Net other non-current assets ...............................................         574,546          573,985
                                                                                        -----------      -----------
                                                                                        $ 1,534,416      $ 1,597,233
                                                                                        ===========      ===========

LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
    Accounts payable ..............................................................     $    34,600      $    42,640
    Accrued interest ..............................................................          35,761           40,085
    Accrued expenses ..............................................................          34,801           36,854
    Accrued restructuring costs, current portion ..................................          15,351               --
    Customer deposits .............................................................          24,056           24,460
    Deferred revenue ..............................................................          15,035           11,634
                                                                                        -----------      -----------
       Total current liabilities ..................................................         159,604          155,673
                                                                                        -----------      -----------

Long-term obligations .............................................................       1,781,431        1,779,491

Accrued restructuring costs, non-current portion ..................................          15,707               --

Minority interest .................................................................           3,049               --

Commitments and contingencies .....................................................              --               --

Shareowners' deficit:
    Common Stock - $.01 par, authorized 250,000,000 shares; 103,314,944 and
       102,659,915 shares issued and outstanding in 1998 and 1997, respectively....           1,033            1,027
    Paid-in capital ...............................................................         130,015          124,908
    Accumulated deficit ...........................................................        (557,146)        (464,774)
    Other comprehensive income ....................................................             723              908
                                                                                        -----------      -----------
       Total shareowners' deficit .................................................        (425,375)        (337,931)
                                                                                        -----------      -----------
                                                                                        $ 1,534,416      $ 1,597,233
                                                                                        ===========      ===========


                             See accompanying notes

                              PAGING NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------
Services, rent and maintenance revenues .............  $ 229,861      $ 188,880
Product sales .......................................     25,889         36,368
                                                       ---------      ---------
    Total revenues ..................................    255,750        225,248
Cost of products sold ...............................    (21,103)       (31,357)
                                                       ---------      ---------
                                                         234,647        193,891
Operating expenses:
    Services, rent and maintenance ..................     51,823         40,942
    Selling .........................................     21,490         28,271
    General and administrative ......................     70,071         60,398
    Depreciation and amortization ...................     73,868         64,468
    Restructuring charge ............................     74,000             --
                                                       ---------      ---------
         Total operating expenses ...................    291,252        194,079
                                                       ---------      ---------

Operating loss ......................................    (56,605)          (188)

Other income (expense):
    Interest expense ................................    (36,778)       (37,826)
    Interest income .................................        512            992
    Minority interest ...............................        499             25
    Equity in loss of an unconsolidated subsidiary ..         --           (317)
                                                       ---------      ---------
         Total other income (expense) ...............    (35,767)       (37,126)
                                                       ---------      ---------

Net loss ............................................  $ (92,372)     $ (37,314)
                                                       =========      =========

Net loss per share (basic and diluted) ..............  $   (0.90)     $   (0.36)
                                                       =========      =========




                             See accompanying notes

                              PAGING NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ------------------------
                                                                     1998           1997
                                                                  ---------      ---------
Operating activities:
    Net loss ...................................................  $ (92,372)     $ (37,314)
       Adjustments to reconcile net loss to net cash provided
       by operating activities:
           Restructuring charge ................................     74,000             --
           Depreciation ........................................     66,454         59,059
           Amortization ........................................      7,414          5,409
           Provision for doubtful accounts .....................      4,724          4,163
           Amortization of debt issuance costs .................      1,112          2,471
           Minority interest ...................................       (499)           (25)
           Equity in loss of an unconsolidated subsidiary ......         --            317

       Changes in operating assets and liabilities:
           Accounts receivable .................................     (3,377)        (7,367)
           Inventories .........................................     (1,327)        (5,118)
           Prepaid expenses and other assets ...................     (1,322)        (6,974)
           Accounts payable ....................................    (10,252)         8,495
           Accrued expenses and accrued interest ...............     (6,710)         7,559
           Accrued restructuring costs .........................       (929)            --
           Customer deposits and deferred revenue ..............      2,997          3,305
                                                                  ---------      ---------
Net cash provided by operating activities ......................     39,913         33,980
                                                                  ---------      ---------

Investing activities:
    Capital expenditures .......................................    (43,249)      (102,990)
    Payments for spectrum licenses .............................     (3,979)       (47,835)
    Business acquisitions and joint venture investments ........     (3,500)        (1,769)
    Restricted cash invested in money market instruments .......         --         (2,022)
    Other, net .................................................     10,852           (251)
                                                                  ---------      ---------
Net cash used in investing activities ..........................    (39,876)      (154,867)
                                                                  ---------      ---------

Financing activities:
    Borrowings of long-term obligations ........................     79,201        120,228
    Repayments of long-term obligations ........................    (81,346)            --
    Proceeds from exercise of Common Stock options .............      4,558             --
    Other ......................................................         --            182
                                                                  ---------      ---------
Net cash provided by financing activities ......................      2,413        120,410
                                                                  ---------      ---------

Net increase (decrease) in cash and cash equivalents ...........      2,450           (477)
Cash and cash equivalents at beginning of period ...............      2,924          3,777
                                                                  ---------      ---------
Cash and cash equivalents at end of period .....................  $   5,374      $   3,300
                                                                  =========      =========




                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


1.       THE COMPANY

                  Paging Network, Inc. (the Company) is a provider of wireless messaging and information delivery services. The Company provides service in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, and Canada, including local service in all of the largest 100 markets (in population) in the United States, and owns interests in wireless messaging companies in Spain and Brazil. The consolidated financial statements include the accounts of all of its wholly and majority-owned subsidiaries. Effective January 1, 1998, the Company began consolidating the results of its Spanish subsidiary, which had previously been accounted for under the equity method of accounting. All intercompany transactions have been eliminated.

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

                  The interim consolidated financial information contained herein is unaudited but, in the opinion of management, except for the restructuring charge discussed in Note 3, includes all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 1997, has been derived from the audited financial statements as of that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

3.       RESTRUCTURING CHARGE

                  On February 8, 1998, the Company's Board of Directors approved a restructuring of the Company's domestic operations (the Restructuring). As part of the Restructuring, the Company is reorganizing its operations to expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions. The Company expects to eliminate approximately 1,600 positions, net of positions added, through the consolidation of redundant administrative operations and certain key support functions today located in offices throughout the country into central facilities (the Centers of Excellence). As a result of the Restructuring, the Company recorded a charge of $74.0 million, or $0.72 per share (basic and diluted), during the quarter ended March 31, 1998. The components of the charge include (in thousands):

             Write-down of property and equipment                   $38,900
             Lease obligations and terminations                      18,900
             Severance and related benefits                          12,700
             Other                                                    3,500
                                                                    -------
                   Total restructuring charge                       $74,000
                                                                    =======

                 The write-down of property and equipment relates to a non-cash charge to reduce the carrying amount of certain machinery and equipment, furniture and fixtures, and leasehold improvements that the Company will not continue to utilize following the Restructuring to their estimated net realizable value as of the date such assets are projected to be disposed of or abandoned by the Company, allowing for the recognition of normal depreciation expense on such assets through their projected disposal date. The net realizable value of these assets was determined based on management's estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the assets' disposal, and the method and potential costs of the disposal. Such estimates are subject to change.

                 The provision for lease obligations and terminations relates primarily to future lease commitments on local and regional office facilities that will be closed as part of the Restructuring. The charge represents future lease obligations, net of projected sublease income, on such leases past the dates the offices will be closed by the Company, or, for certain leases, the cost of terminating the leases prior to their scheduled expiration. Projected sublease income was based on management estimates which are subject to change. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2003. During the first quarter of 1998, cash payments totaling approximately $0.6 million were made for lease termination costs and charged against accrued restructuring costs.

                 Through the elimination of certain local and regional administrative operations and the consolidation of certain support functions, the Company will eliminate approximately 1,600 net positions. As a result of eliminating these positions, the Company will involuntarily terminate an estimated 2,150 personnel. The majority of the positions to be eliminated are in the local and regional offices which will be closed as a result of the Restructuring. All of the severance and benefits costs to be paid by the Company will be paid during the remainder of 1998 and in 1999.

                 The Company's restructuring activity as of March 31, 1998 is as follows (in thousands):

                             Reserve
                            initially   Utilization of Reserve   Remaining
                           established     Cash      Non-Cash     Reserve
                           -----------  ----------- ----------   ---------
Fixed assets impairments     $38,900     $    --     $38,900     $    --
Lease obligation costs        18,900         542          --      18,358
Severance costs               12,700          --          --      12,700
Other                          3,500         387       3,113          --
                             -------     -------     -------     -------
     Total                   $74,000     $   929     $42,013     $31,058
                             =======     =======     =======     =======

4.       PROPERTY AND EQUIPMENT AND OTHER ASSETS

                 Included in inventories, property and equipment, and other non-current assets at March 31, 1998, is approximately $30 million of assets which are directly attributable to the Company's VoiceNow(R) service and thus cannot be utilized for other wireless communication services. While the Company currently believes such assets are recoverable, the ultimate recoverability of such assets is dependent upon the economic viability of the VoiceNow service. The Company will reassess the recoverability of the assets directly attributable to the VoiceNow service following the reintroduction of the VoiceNow service under a revised strategy in the second quarter of 1998.

                 In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), effective for years beginning after December 15, 1998. SOP 98-5 requires the expensing of all start-up costs as incurred as well as writing off the remaining balance of capitalized start-up costs at the date of adoption of SOP 98-5 as the cumulative effect of a change in accounting principle. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, or initiating a significant new process in an existing facility. The Company will be required to adopt the provision of SOP 98-5 effective January 1, 1999. The impact of the adoption of SOP 98-5 has not been determined at this time.

5.       LONG-TERM OBLIGATIONS

                 As of March 31, 1998, the Company had $535.0 million of borrowings outstanding under its domestic $1.0 billion revolving credit agreement (the Credit Agreement).

6.       INCOME TAX PROVISION

                 No provision or benefit for income taxes has been made for the three months ended March 31, 1998 and 1997, as the deferred benefit from operating losses was offset by the increase in the valuation allowance.

7.       COMMON STOCK AND NET LOSS PER SHARE

                 Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three months ended March 31, 1998 and 1997 were 102.9 million and 102.6 million, respectively. The average number of options to purchase shares of the Company's Common Stock during the three months ended March 31, 1998 and 1997 was 6.4 million and 6.5 million, respectively, at exercise prices ranging from $2.67 per share to $14.38 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive.

                 The Company has 275.0 million authorized shares, of which 250.0 million are Common Stock and 25.0 million are preferred stock. As of March 31, 1998, there were no preferred shares issued or outstanding.

8.        COMPREHENSIVE LOSS

                 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes new rules for the reporting and display of comprehensive loss and its components. SFAS 130 requires certain items, including foreign currency translation adjustments, which prior to adoption were reported separately in shareowners' deficit, to be included in other comprehensive loss. The adoption of SFAS 130 had no impact on the Company's net loss or shareowners' deficit.

                 Comprehensive loss for the three months ended March 31, 1998 and 1997, is as follows (in thousands):

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                              1998                1997
                                           --------            --------
Net loss                                   $(92,372)           $(37,314)
Foreign currency translation adjustments       (185)                170
                                           --------            --------
   Comprehensive loss                      $(92,557)           $(37,144)
                                           ========            ========

9.       STATEMENT OF CASH FLOWS INFORMATION

                 Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of March 31, 1998, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the three months ended March 31, 1998 and 1997, were approximately $40.0 million and $32.3 million, respectively, net of interest capitalized of $4.6 million and $3.0 million, respectively. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in this filing which are not historical facts, including but not limited to future capital expenditures, future borrowings, international investments expectations, introduction of new services, expected annual recurring performance improvements and cost savings as a result of the Restructuring, and sales productivity increases and incremental annual increases in revenues expected to result from the Restructuring together with associated price increases, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures, growth rates, new market opportunities, supplier constraints, market conditions, timing and techniques used in marketing by third parties, new technologies, and acceptance of the Company's services in the marketplace.

RESULTS OF OPERATIONS

         Throughout this section the Company makes reference to earnings before interest, income taxes, depreciation, amortization, minority interest, equity in loss of an unconsolidated subsidiary, and restructuring charge (EBITDA). EBITDA is a key performance measure used in the wireless messaging industry and is one of the financial measures by which the Company's covenants are calculated under the agreements governing its debt obligations. EBITDA is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles.

         The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three months ended March 31, 1998 and 1997, respectively.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       --------------------
                                                        1998          1997
                                                       ------        ------
Net Revenues.......................................    100.0%        100.0%

Operating expenses:
      Services, rent and maintenance...............     22.1(1)       21.1(1)
      Selling......................................      9.1(1)       14.6(1)
      General and administrative...................     29.9          31.1
      Depreciation and amortization................     31.5(1)       33.3(1)
      Restructuring charge.........................     31.5            --
                                                       -----         -----

Operating loss.....................................    (24.1)         (0.1)

Net loss...........................................    (39.4)        (19.2)

EBITDA.............................................     38.9          33.2

EBITDA for domestic operations.....................     40.0          34.4

EBITDA for core domestic paging operations (2).....     40.4          37.8

(1) Excluding direct costs attributable to the Company's voice messaging (VoiceNow) service , which was introduced during the first quarter of 1997, services, rent and maintenance expenses, selling expenses, and depreciation and amortization expense as a percentage of Net Revenues were 21.9%, 9.0%, and 29.8%, respectively, for the three months ended March 31, 1998, and were 20.6%, 11.7%, and 33.3%, respectively, for the three months ended March 31, 1997.
(2) Represents EBITDA for the Company's domestic operations, excluding its domestic advanced messaging services (primarily VoiceNow service).

         Net Revenues for the three-month period ended March 31, 1998, were $234.6 million, an increase of 21.0% over $193.9 million for the comparable period ended March 31, 1997. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 21.7% to $229.9 million for the three months ended March 31, 1998, compared to $188.9 million for the three months ended March 31, 1997. These increases were primarily due to continued growth in the number of units in service with subscribers of the Company. The number of units in service with subscribers at March 31, 1998 was 10,478,683 compared to 9,132,495 units in service with subscribers at March 31, 1997, an increase of 14.7%. The Company's local and national third-party resellers represented 48.6% and 68.6%, respectively, of the Company's net unit additions for the three months ended March 31, 1998 and 1997. The Company is reviewing its pricing structure along all lines of its businesses, has instituted certain price increases for existing customers, anticipates certain additional increases, and has set appropriate minimum pricing levels for new business; however, the impact of such actions cannot be determined at this time.

         Product sales, less cost of products sold, were relatively flat for the three months ended March 31, 1998, compared to the same period in 1997. Product sales, less cost of products sold, were $4.8 million (2.0% of Net Revenues) for the first quarter of 1998 compared to $5.0 million (2.6% of Net Revenues) for the first quarter of 1997.

         Services, rent and maintenance expenses increased 26.6% to $51.8 million (22.1% of Net Revenues) for the three months ended March 31, 1998, compared to $40.9 million (21.1% of Net Revenues) for the three months ended March 31, 1997. The increase in services, rent and maintenance expenses and the increase as a percentage of Net Revenues for the three months ended March 31, 1998 were primarily attributable to an increase in telephone expenses associated with the regulation recently enacted which requires that providers of payphones be compensated for all calls placed from payphones to toll free numbers. This requirement increased the Company's cost of providing toll free number service commencing in the fourth quarter of 1997. In addition, the increase in services, rent and maintenance expenses for the three months ended March 31, 1998 was the result of the continued growth in the number of units in service with subscribers of the Company, expenses associated with an increase in transmitter sites, and expansion of the nationwide transmission networks.

         Selling expenses decreased 24.0% to $21.5 million (9.1% of Net Revenues) for the three months ended March 31, 1998, from $28.3 million (14.6% of Net Revenues) for the three months ended March 31, 1997. The decrease in selling expenses and the decrease as a percentage of Net Revenues resulted primarily from the decrease in certain marketing research, development costs, and advertising expenses associated with the Company's VoiceNow service, along with a lower amount of sales commissions paid in conjunction with the decline in net additions in units in service with subscribers of the Company for the first three months of 1998, compared to the corresponding period of 1997. The marketing research, development costs, and advertising expenses associated with the Company's VoiceNow service were $0.3 million and $5.5 million (0.1% and 2.9% of Net Revenues), respectively, for the three months ended March 31, 1998 and 1997.

         General and administrative expenses increased 16.0% to $70.1 million (29.9% of Net Revenues) for the first quarter of 1998, compared to $60.4 million (31.1% of Net Revenues) for the corresponding period of 1997. The increase in general and administrative expenses for the first quarter of 1998 occurred to support the growth in the number of units in service with subscribers of the Company. The decrease in general and administrative expenses as a percentage of Net Revenues for the three months ended March 31, 1998 was primarily due to the general and administrative expenses being absorbed by a larger subscriber base.

         Depreciation and amortization expense increased 14.6% to $73.9 million (31.5% of Net Revenues) for the three months ended March 31, 1998, compared to $64.5 million (33.3% of Net Revenues) for the three months ended March 31, 1997. The increase in depreciation and amortization expense was primarily attributable to the increase in the number of subscriber devices owned by the Company and leased to subscribers, the expansion of the nationwide transmission networks, and the increase in computer and wireless messaging equipment used by the Company in its operations.

         The Company recorded a restructuring charge of $74.0 million during the three months ended March 31, 1998, as a result of a reorganization of the Company's sales, administrative, and certain key support functions. See further discussion in Note 3 to the Consolidated Financial Statements.

         As a result of the above factors, EBITDA increased 42.0% to $91.3 million (38.9% of Net Revenues) for the first quarter of 1998, compared to $64.3 million (33.2% of Net Revenues) for the corresponding period in 1997. EBITDA and EBITDA as a percentage of Net Revenues were negatively impacted by the Company's international operations and its VoiceNow service. Effective January 1, 1998, the Company began consolidating the results of its Spanish subsidiary. The Company's international operations and VoiceNow service resulted in a decrease to EBITDA of $1.1 million and $0.9 million, respectively, in the first quarter of 1998 and $2.1 million and $6.4 million, respectively, in the first quarter of 1997. EBITDA for the Company's domestic operations increased 39.1% to $92.3 million (40.0% of Net Revenues) for the first quarter of 1998, compared to $66.4 million (34.4% of Net Revenues) for the first quarter of 1997. Excluding the Company's VoiceNow operations, EBITDA for the Company's core domestic paging operations increased 28.1% to $93.2 million (40.4% of Net Revenues) for the first quarter of 1998, compared to $72.8 million (37.8% of Net Revenues) for the first quarter of 1997.

         Interest expense, net of amounts capitalized, was relatively flat for the three months ended March 31, 1998, compared to the same period of 1997. Interest expense, net of amounts capitalized, was $36.8 million for the first quarter of 1998, compared to $37.8 million for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations and expansion into new markets and product lines have required substantial capital investment for the development and installation of wireless communications systems and for the procurement of various types and brands of pagers (the subscriber devices) and related equipment. Capital expenditures (excluding payments for licenses) were $43.2 million for the three months ended March 31, 1998, compared to $103.0 million for the same period in 1997. The Company's capital expenditures related to the buildout of the advanced two-way wireless network to be utilized as a platform for new enhanced messaging services decreased from $21.0 million for the three months ended March 31, 1997 to $9.6 million for the three months ended March 31, 1998. The Company's core domestic capital expenditures decreased from $81.1 million for the three months ended March 31, 1997 to $28.9 million for the corresponding period in 1998. The decrease in core domestic capital expenditures in 1998 was primarily due to a reduction in the Company's network-related expenditures pertaining to geographic coverage and capacity expansion. The Company has instituted programs to utilize subscriber devices more effectively and to more closely control subscriber device capital expenditures, including efficiencies established in the logistics management of the subscriber device ordering process. For the first three months of 1998, capital expenditures were funded by net cash provided by operating activities of $39.9 million.

         The amount of capital expenditures may fluctuate from quarter to quarter and on an annual basis due to several factors; however, the Company anticipates the total amount of capital expenditures in 1998 (including capital expenditures made in connection with the Company's expansion of its two-way advanced network and to establish the Centers of Excellence in connection with the Company's Restructuring) to be relatively consistent with the amount incurred in 1997.

         During April 1996, the Company concluded its participation in a Federal Communications Commission auction of specialized mobile radio (SMR) frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States for a purchase price of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these SMR frequencies from incumbent operators. The total cost of the investment will be approximately $235 million (including the $45.6 million auction purchase price), of which $109 million, $93 million, and $4 million, respectively, was paid in 1996, 1997, and the first quarter of 1998.

         The Company intends to utilize its narrowband personal communications services (PCS) and SMR frequencies for additional capacity as needed for its existing operations, such as digital and alphanumeric services, and to build an advanced two-way network over which it can deploy new enhanced messaging services and customized wireless information. The Company expended $47 million in 1996 and $104 million in 1997 to construct the advanced two-way network. The Company expects to spend an additional $75 million to $100 million in total in 1998 and 1999 (including approximately $10 million incurred in the first three months of 1998) to achieve nationwide coverage with its advanced two-way network. Additional capital expenditures for the advanced two-way network will be determined based on the market introduction and success of new products.

         Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based upon a calculation which is reduced by total outstanding domestic indebtedness for borrowed monies (as defined) and outstanding letters of credit. The amount of total indebtedness allowed is equal to 6.5 times last quarter's annualized domestic EBITDA. As of March 31, 1998, the Company had $535.0 million of borrowings outstanding under the Credit Agreement and, under the terms of the Credit Agreement, an additional $465.0 million was available for borrowings as of that date. Such amount may fluctuate from quarter to quarter during 1998 based on the domestic EBITDA for the respective quarter of 1998. As of April 30, 1998, the Company had $552.0 million of borrowings outstanding under its Credit Agreement. Maximum borrowings which may be outstanding under the Credit Agreement are permanently reduced beginning on June 30, 2001 and the Credit Agreement expires on December 31, 2004.

         The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $75 million. As of March 31, 1998, approximately $42 million of borrowings were outstanding under the credit facilities. Additional borrowings are available under these facilities, provided such borrowings are either collateralized or certain financial covenants are met. Maximum borrowings which may be outstanding under the credit facilities begin reducing on March 31, 2001, and both credit agreements expire on December 31, 2004.

         Free cash flow, defined as EBITDA after capital expenditures (excluding the costs of acquiring SMR frequency licenses) and debt service, for the Company's core domestic operations was $47.5 million for the three months ended March 31, 1998. Free cash flow is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of performance in accordance with generally accepted accounting principles. The deficiency in free cash flow for the Company's core domestic operations for the three months ended March 31, 1997 was $33.6 million. Free cash flow for the Company's consolidated operations was $11.7 million for the three months ended March 31, 1998, compared to a deficiency of $75.5 million for the same period in 1997. The improvements in free cash flow in 1998 were primarily the result of a decrease in capital expenditures and an increase in EBITDA in the Company's core domestic paging operations, as previously noted. The costs of acquiring SMR frequency licenses totaled $4.0 million and $47.2 million, respectively, for the three months ended March 31, 1998 and 1997. The amount of capital expenditures and SMR frequency purchases may fluctuate from quarter to quarter and on an annual basis due to several factors.

RESTRUCTURING

         On February 8, 1998 the Company's Board of Directors approved the Restructuring. As part of the Restructuring, the Company is reorganizing its operations to expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions. The Company expects to eliminate approximately 1,600 positions, net of positions added, through the consolidation of redundant administrative operations and key support functions today located in offices throughout the country into the Centers of Excellence. The Company will also expand its sales organization. The Company expects to realize annual recurring performance improvements and cost savings of $45 million to $55 million when the Restructuring is completed in mid 1999. Additionally, the Company presently estimates that the Restructuring will result in sales productivity increases that, together with associated price increases, will total approximately $75 million in incremental annual revenues upon its completion. As a result of the Restructuring, the Company recorded a charge of $74.0 million during the quarter ended March 31, 1998 as discussed in
Note 3 to the Consolidated Financial Statements.

VOICENOW

         The Company is in the process of reviewing its strategy for marketing its VoiceNow service, which was introduced in Dallas/Fort Worth, Atlanta, and Sacramento during 1997. The VoiceNow service has not met the Company's original expectations in those markets. The Company introduced the VoiceNow service in the Chicago market under a revised strategy in the second quarter of 1998. The Company believes that, based on the foreseeable growth in its existing services and the potential for future services, substantially all of the spectrum and advanced two-way network constructed for its VoiceNow service can be utilized for non-VoiceNow services, including existing services and new advanced information offerings and messaging services.

         Included in inventories, property and equipment, and other non-current assets at March 31, 1998, is approximately $30 million of assets which are directly attributable to the Company's VoiceNow service and thus cannot be utilized for other wireless communications services. While the Company currently believes such assets are recoverable, the ultimate recoverability of such assets is dependent upon the economic viability of the VoiceNow service. The Company will reassess the recoverability of the assets directly attributable to the VoiceNow service following the introduction of the VoiceNow service in the Chicago market in the second quarter of 1998.

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

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will initially adopt SFAS 131 in its 1998 annual financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption of SFAS 131 will have no impact on the Company's financial statements, but may require the disclosure of segment information.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

                 The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business or consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)       Exhibits.

                 The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

       (b)       Reports on Form 8-K.

                 On January 8, 1998, the Company filed a Current Report on Form 8-K relating to the retirement of George M. Perrin from the Company's Board of Directors, effective January 31, 1998.

                 On February 13, 1998, the Company filed a Current Report on Form 8-K relating to the announcement of the Restructuring.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PAGING NETWORK, INC.




Date: May 8, 1998              By: /s/ John P. Frazee, Jr.
                                  ----------------------------------------------
                                       John P. Frazee, Jr.
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)







Date: May 8, 1998              By: /s/ Mark A. Knickrehm
                                  ----------------------------------------------
                                       Mark A. Knickrehm
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------   ------------------------------------------------------------------
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

EXHIBIT NO.                        DESCRIPTION
-----------   ------------------------------------------------------------------
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

   10.16 1991 Stock Option Plan, as amended and approved by shareowners on May 22, 1997 (7)

   10.17 1992 Stock Option Plan for Directors, as amended and restated and approved by shareowners on May 22, 1997 (7)

   10.18      1997 Restricted Stock Plan and approved by shareowners on May 22,
              1997 (7)

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

   10.23      1992 Director Compensation Plan, as amended and restated on April
              22, 1998 (10)

      12      Ratio of Earnings to Fixed Charges for the three months ended
              March 31, 1998 and 1997 (10)

      27      Financial Data Schedule (10)

              -----------------------------------------------------------------

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

              (8) Previously filed as an exhibit to the Registrants' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

              (9) Previously filed as an exhibit to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

              (10)   Filed herewith.