Form 10-Q
period 1998-06-30
PAGING NETWORK INC
filed 1998-08-14
CIK 878324

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM        TO        .
                                               -------  --------

                           COMMISSION FILE NO. 0-19494


                              PAGING NETWORK, INC.
             (Exact name of the Registrant as specified in charter)


                DELAWARE                              04-2740516
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification Number)


                          14911 QUORUM DRIVE, SUITE 600
                               DALLAS, TEXAS 75240
          (Address of principal executive offices, including zip code)

                                 (972) 801-8000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X                                  No
                  ---                                   ---

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.


            Title                  Shares Outstanding as of July 31, 1998
-----------------------------      --------------------------------------
Common Stock, $ .01 par value                   103,549,022


     The Company's Common Stock is publicly traded on the Nasdaq Stock Market under the symbol "PAGE".

================================================================================

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.



                          Index to Financial Statements

                                                                                         PAGE
                                                                                         ----
Paging Network, Inc. Consolidated Balance Sheets as of
     December 31, 1997 and June 30, 1998 (Unaudited).................................      3

Paging Network, Inc. Consolidated Statements of Operations
     for the Three and Six Months Ended June 30, 1997 and 1998 (Unaudited)...........      4

Paging Network, Inc. Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1997 and 1998 (Unaudited).....................      5

Paging Network, Inc. Notes to Consolidated Financial Statements......................      6

                              PAGING NETWORK, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (Unaudited)



                                                                                     DECEMBER 31,             JUNE 30,
                                                                                         1997                   1998
                                                                                    -------------           ------------
ASSETS

Current assets:
     Cash and cash equivalents..................................................    $       2,924           $     14,405
     Accounts receivable, less allowance for doubtful
          accounts..............................................................           63,288                 57,295
     Inventories................................................................           24,114                 21,648
     Prepaid expenses and other assets..........................................           14,888                 24,161
                                                                                    -------------           ------------
          Total current assets..................................................          105,214                117,509


Property, equipment, and leasehold improvements, at cost........................        1,387,560              1,300,159
     Less accumulated depreciation..............................................         (469,526)              (487,801)
                                                                                    -------------           ------------
          Net property, equipment, and leasehold improvements...................          918,034                812,358

Other non-current assets, at cost..............................................           659,661                679,118
     Less accumulated amortization..............................................          (85,676)              (102,125)
                                                                                    -------------           ------------
          Net other non-current assets..........................................          573,985                576,993
                                                                                    -------------           ------------
                                                                                    $   1,597,233           $  1,506,860
                                                                                    =============           ============


LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
     Accounts payable...........................................................    $      42,640           $     31,194
     Accrued interest...........................................................           40,085                 41,609
     Accrued expenses...........................................................           36,854                 42,008
     Accrued restructuring costs, current portion...............................               --                 17,691
     Customer deposits..........................................................           24,460                 23,802
     Deferred revenue...........................................................           11,634                 15,776
                                                                                    -------------           ------------
          Total current liabilities.............................................          155,673                172,080
                                                                                    -------------           ------------

Long-term obligations...........................................................        1,779,491              1,757,704

Accrued restructuring costs, non-current portion................................               --                 12,961

Minority interest...............................................................               --                  1,648

Commitments and contingencies...................................................               --                     --

Shareowners' deficit:
     Common Stock - $.01 par, authorized 250,000,000 shares; 102,659,915 and
          103,549,022 shares issued and outstanding
          at  December 31, 1997 and  June 30, 1998, respectively................            1,027                  1,035
     Paid-in capital............................................................          124,908                132,179
     Accumulated deficit........................................................         (464,774)              (572,765)
     Other comprehensive income.................................................              908                  2,018
                                                                                    -------------           ------------
          Total shareowners' deficit............................................         (337,931)              (437,533)
                                                                                    -------------           ------------
                                                                                    $   1,597,233           $  1,506,860
                                                                                    =============           ============


                             See accompanying notes

                              PAGING NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share information)
                                   (Unaudited)


                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                            ------------------------------      ------------------------------
                                                                1997              1998              1997              1998
                                                            ------------      ------------      ------------      ------------

Services, rent and maintenance revenues ...............     $    199,584      $    235,172      $    388,464      $    465,033
Product sales .........................................           33,666            29,329            70,034            55,218
                                                            ------------      ------------      ------------      ------------
     Total revenues ...................................          233,250           264,501           458,498           520,251
Cost of products sold .................................          (28,805)          (23,161)          (60,162)          (44,264)
                                                            ------------      ------------      ------------      ------------
                                                                 204,445           241,340           398,336           475,987
Operating expenses:
     Services, rent and maintenance ...................           41,320            53,545            82,262           105,368
     Selling ..........................................           25,427            23,546            53,698            45,036
     General and administrative .......................           62,318            74,153           122,716           144,224
     Depreciation and amortization ....................           69,260            70,293           133,728           144,161
     Restructuring charge .............................               --                --                --            74,000
                                                            ------------      ------------      ------------      ------------
          Total operating expenses ....................          198,325           221,537           392,404           512,789
                                                            ------------      ------------      ------------      ------------

Operating  income (loss) ..............................            6,120            19,803             5,932           (36,802)

Other income (expense):
     Interest expense .................................          (38,626)          (36,753)          (76,452)          (73,531)
     Interest income ..................................              906               518             1,898             1,030
     Minority interest ................................               21               813                46             1,312
     Equity in loss of an unconsolidated subsidiary ...             (384)               --              (701)               --
                                                            ------------      ------------      ------------      ------------
          Total other income (expense) ................          (38,083)          (35,422)          (75,209)          (71,189)
                                                            ------------      ------------      ------------      ------------


Loss before extraordinary item ........................          (31,963)          (15,619)          (69,277)         (107,991)
Extraordinary loss ....................................          (15,544)               --           (15,544)               --
                                                            ------------      ------------      ------------      ------------

Net loss ..............................................     $    (47,507)     $    (15,619)     $    (84,821)     $   (107,991)
                                                            ============      ============      ============      ============

Net loss per share (basic and diluted):
Loss before extraordinary item ........................     $      (0.31)     $      (0.15)     $      (0.68)     $      (1.05)
Extraordinary loss ....................................            (0.15)               --             (0.15)               --
                                                            ------------      ------------      ------------      ------------

Net loss per share ....................................     $      (0.46)     $      (0.15)     $      (0.83)     $      (1.05)
                                                            ============      ============      ============      ============





                             See accompanying notes

                              PAGING NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)




                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     ------------------------------
                                                                                         1997              1998
                                                                                     ------------      ------------
Operating activities:
     Net loss ..................................................................     $    (84,821)     $   (107,991)
          Adjustments to reconcile net loss to net cash provided by operating activities:
                 Restructuring charge ..........................................               --            74,000
                 Extraordinary loss ............................................           15,544                --
                 Depreciation ..................................................          120,953           130,146
                 Amortization ..................................................           12,775            14,015
                 Provision for doubtful accounts ...............................            8,933             9,201
                 Amortization of debt issuance costs ...........................            4,330             2,215
                 Minority interest .............................................              (46)           (1,312)
                 Other .........................................................              701             2,313

     Changes in operating assets and liabilities:
                 Accounts receivable ...........................................          (23,411)           (3,201)
                 Inventories ...................................................          (11,520)            3,080
                 Prepaid expenses and other assets .............................           (5,953)              147
                 Accounts payable ..............................................            9,634           (13,658)
                 Accrued expenses and accrued interest .........................            7,809             6,919
                 Accrued restructuring costs ...................................               --            (1,335)
                 Customer deposits and deferred revenue ........................            7,308             3,484
                                                                                     ------------      ------------
Net cash provided by operating activities ......................................           62,236           118,023
                                                                                     ------------      ------------

Investing activities:
     Capital expenditures ......................................................         (209,110)          (87,726)
     Payments for spectrum licenses ............................................          (66,905)           (4,524)
     Business acquisitions and joint venture investments .......................           (4,806)           (3,500)
     Restricted cash invested in money market instruments ......................           (4,619)               --
     Other, net ................................................................          (10,234)            7,753
                                                                                     ------------      ------------
Net cash used in investing activities..........................................          (295,674)          (87,997)
                                                                                     ------------      ------------

Financing activities:
     Borrowings of long-term obligations .......................................          443,207           123,349
     Repayments of long-term obligations .......................................               --          (148,618)
     Redemption of $200 million senior subordinated notes ......................         (211,750)               --
     Proceeds from exercise of stock options ...................................               --             6,724
     Other.....................................................................               224                --
                                                                                     ------------      ------------
Net cash provided by financing activities ......................................          231,681           (18,545)
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents ...........................           (1,757)           11,481
Cash and cash equivalents at beginning of period ...............................            3,777             2,924
                                                                                     ------------      ------------
Cash and cash equivalents at end of period .....................................     $      2,020      $     14,405
                                                                                     ============      ============




                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


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

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

                  The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, except for the restructuring charge discussed in Note 3 and the extraordinary loss recorded during the three and six months ended June 30, 1997, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 1997, has been derived from the audited financial statements as of that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

3.       RESTRUCTURING CHARGE

                 On February 8, 1998, the Company's Board of Directors approved a restructuring of the Company's domestic operations (the Restructuring). As part of the Restructuring, the Company is reorganizing its operations to expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions. The Company expects to eliminate approximately 1,600 positions, net of positions added, through the consolidation of redundant administrative operations and certain key support functions today located in offices throughout the country into central facilities (the Centers of Excellence). As a result of the Restructuring, the Company recorded a charge of $74.0 million, or $0.72 per share (basic and diluted), during the quarter ended March 31, 1998. The components of the charge included (in thousands):


                           Write-down of property and equipment                   $    38,900
                           Lease obligations and terminations                          18,900
                           Severance and related benefits                              12,700
                           Other                                                        3,500
                                                                                  -----------
                                Total restructuring charge                        $    74,000
                                                                                  ===========

                 The write-down of property and equipment relates to a non-cash charge to reduce the carrying amount of certain machinery and equipment, furniture and fixtures, and leasehold improvements, that the Company will not continue to utilize following the Restructuring, to their estimated net realizable value as of the date such assets are projected to be disposed of or abandoned by the Company, allowing for the recognition of normal depreciation expense on such assets through their projected disposal date. The net realizable value of these assets was determined based on management estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the assets' disposal, and the method and potential costs of the disposal. Such estimates are subject to change.

                 The provision for lease obligations and terminations relates primarily to future lease commitments on local and regional office facilities that will be closed as part of the Restructuring. The charge represents future lease obligations, net of projected sublease income, on such leases past the dates the offices will be closed by the Company, or, for certain leases, the cost of terminating the leases prior to their scheduled expiration. Projected sublease income was based on management estimates, which are subject to change. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2003. During the three and six months ended June 30, 1998, cash payments totaling approximately $0.4 million and $0.9 million, respectively, were made for lease termination costs and charged against accrued restructuring costs.

                 Through the elimination of certain local and regional administrative operations and the consolidation of certain support functions, the Company will eliminate approximately 1,600 net positions, the majority of which are non-sales related positions in local and regional offices. As a result of eliminating these positions, the Company will involuntarily terminate an estimated 2,150 personnel. All of the severance and benefits costs to be paid by the Company will be paid during the remainder of 1998 and in 1999.

                 The Company's restructuring activity through June 30, 1998 is as follows (in thousands):

                                                              Utilization of Reserve
                                              Initial         ----------------------         Remaining
                                              Charge           Cash         Non-Cash          Reserve
                                             --------         -------       --------         --------
         Fixed assets impairments            $ 38,900         $    --       $ 38,900         $     --
         Lease obligation costs                18,900             621             --           18,279
         Severance costs                       12,700             327             --           12,373
         Other                                  3,500             387          3,113               --
                                             --------         -------       --------         --------
              Total                          $ 74,000         $ 1,335       $ 42,013         $ 30,652
                                             ========         =======       ========         ========

4.       PROPERTY AND EQUIPMENT AND OTHER ASSETS

               Included in inventories, property and equipment, and other non-current assets as of June 30, 1998, is approximately $30 million of assets which are attributable to the Company's VoiceNow(R) service. While the Company currently believes such assets are recoverable, the ultimate recoverability of such assets is dependent upon the economic viability of the VoiceNow service, which was introduced in Chicago during the second quarter of 1998, as well as the extent to which certain assets attributable to VoiceNow can be utilized for the Company's advanced two-way messaging network. However, a substantial portion of the assets attributable to the VoiceNow service will be written-off as of January 1, 1999, under the provisions of Statement of Position 98-5 discussed below.

                 In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), effective for years beginning after December 15, 1998. SOP 98-5 requires the expensing of all start-up costs as incurred as well as writing off the remaining unamortized balance of capitalized start-up costs at the date of adoption of SOP 98-5 as a cumulative effect of a change in accounting principle. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, or initiating a significant new process in an existing facility. The Company is required to adopt the provisions of SOP 98-5 effective January 1, 1999 and will record a charge of approximately $30 million to $35 million at that date, representing a cumulative effect of a change in accounting principle to write-off estimated unamortized start-up costs, including amounts attributable to VoiceNow, as of January 1, 1999.

5.       LONG-TERM OBLIGATIONS

                 As of June 30, 1998, the Company had $511.0 million of borrowings outstanding under its domestic $1.0 billion revolving credit agreement (the Credit Agreement).

6.       INCOME TAX PROVISION

                 No provision or benefit for income taxes has been made for the three and six months ended June 30, 1998 and 1997, as the deferred benefit from operating losses was offset by the increase in the valuation allowance.

7.       COMMON STOCK AND NET LOSS PER SHARE

                 Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three and six months ended June 30, 1998 were 103.4 million and 103.1 million, respectively. The number of shares used to compute per share amounts for the three and six months ended June 30, 1997 was 102.6 million. The average number of options to purchase shares of the Company's Common Stock during the three and six months ended June 30, 1998 were 7.5 million and 6.9 million, respectively, at exercise prices ranging from $2.67 per share to $25.50 per share. The average number of options to purchase shares of the Company's Common Stock during the three and six months ended June 30, 1997 was 6.6 million at exercise prices ranging from $2.67 per share to $26.50 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive.

                 The Company has 275.0 million authorized shares, of which 250.0 million are Common Stock and 25.0 million are preferred stock. As of June 30, 1998, there were no preferred shares issued or outstanding.

                 On May 21, 1998, the Company's shareowners approved an amendment to its 1991 Stock Option Plan (1991 Plan) to broaden the group of employees eligible to receive stock options under such plan to include all employees of the Company and of its subsidiaries. On May 22, 1998, the Company granted approximately 2.1 million of options under the 1991 Plan to certain employees at an exercise price of $13.94 per share, which represents the market price of the Company's common stock at the date of grant.

8.        COMPREHENSIVE LOSS

                 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes new rules for the reporting and display of comprehensive loss and its components. SFAS 130 requires certain items, including foreign currency translation adjustments, which prior to adoption were reported separately in shareowners' deficit, to be included in other comprehensive income (loss). The adoption of SFAS 130 had no impact on the Company's net loss or shareowners' deficit.

                 Comprehensive loss for the three and six months ended June 30, 1997 and 1998, is as follows (in thousands):


                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                   ---------------------------     -------------------------
                                       1997        1998                1997          1998
                                    ---------    ---------         ----------     ----------
Net loss                            $ (47,507)   $ (15,619)         $ (84,821)    $ (107,991)
Foreign currency
  translation adjustments                 (88)       1,295                 82          1,110
                                    ---------    ---------          ---------     ----------
Comprehensive loss                  $ (47,595)   $ (14,324)         $ (84,739)    $ (106,881)
                                    =========    =========          =========     ==========


9.       STATEMENT OF CASH FLOWS INFORMATION

                 Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of June 30, 1998, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the six months ended June 30, 1997 and 1998, were approximately $77.2 million and $69.8 million, respectively, net of interest capitalized during the six months ended June 30, 1997 and 1998 of $6.0 million and $9.3 million, respectively. There were no significant federal or state income taxes paid or refunded for the six months ended June 30, 1997 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in this filing which are not historical facts, including but not limited to future capital expenditures, future borrowings, introduction of new services, impact of Year 2000 issues on the Company's operations, anticipated costs and expenses related to, and the timetable for, the remediation of Year 2000 issues, expected annual recurring performance improvements and cost savings as a result of the Restructuring, and sales productivity increases and incremental annual increases in revenues expected to result from the Restructuring together with associated price increases, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures, growth rates, new market opportunities, supplier constraints, market conditions, timing and techniques used in marketing by third parties, third party Year 2000 modification plans, new technologies, and acceptance of the Company's services in the marketplace.

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

         The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three and six months ended June 30, 1997 and 1998, respectively.



                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                   ---------------------------         ---------------------------
                                                      1997              1998              1997              1998
                                                   ---------         ---------         ---------         ---------
Net Revenues ...............................         100.0%            100.0%            100.0%            100.0%

Operating expenses:
     Services, rent and maintenance ........          20.2(1)           22.2(1)           20.6(1)           22.1(1)
     Selling ...............................          12.4(1)            9.8(1)           13.5(1)            9.5(1)
     General and administrative ............          30.5              30.7              30.8              30.3
     Depreciation and amortization .........          33.9(1)           29.1(1)           33.6(1)           30.3(1)
     Restructuring charge ..................            --                --                --              15.5
                                                   ---------         ---------         ---------         ---------

Operating income (loss) ....................           3.0               8.2               1.5              (7.7)

Net loss ...................................         (23.2)             (6.5)            (21.3)            (22.7)

EBITDA .....................................          36.9              37.3              35.1              38.1

EBITDA for domestic operations .............          38.1              38.6              36.3              39.3

EBITDA for core domestic operations (2) ....          39.1              40.4              38.5              40.4

(1) Excluding direct costs attributable to the Company's advanced messaging operations (primarily VoiceNow service) which was introduced during the first quarter of 1997, services, rent and maintenance expenses, selling expenses, and depreciation and amortization expense as a percentage of Net Revenues were 21.9%, 9.4%, and 27.6%, respectively, for the three months ended June 30, 1998; 20.0%, 11.6%, and 32.6%, respectively, for the three months ended June 30, 1997; 21.9%, 9.2%, and 28.7%, respectively, for the six months ended June 30, 1998; and 20.3%, 11.7%, and 32.9%, respectively, for the six months ended June 30, 1997.

(2) Represents EBITDA for the Company's domestic operations, excluding its domestic advanced messaging operations (primarily VoiceNow service) and its Centers of Excellence.

      Net Revenues for the three- and six-month periods ended June 30, 1998, were $241.3 million and $476.0 million, respectively, representing increases of 18.0% and 19.5% from $204.4 million and $398.3 million, respectively, for the comparable periods ended June 30, 1997. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 17.8% to $235.2 million for the three months ended June 30, 1998, compared to $199.6 million for the three months ended June 30, 1997. Services, rent and maintenance revenues for the six months ended June 30, 1998 increased 19.7% to $465.0 million, compared to $388.5 million for the six months ended June 30, 1997. These increases were due to continued growth in the number of units in service with subscribers of the Company and increases in average revenue per unit resulting from pricing initiatives and the introduction of new higher revenue products. The number of units in service with subscribers at June 30, 1998 was 10,604,013, compared to 9,753,636 units in service with subscribers at June 30, 1997, an increase of 8.7%. The Company's local and national third-party resellers represented 77.6% and 63.2%, respectively, of the Company's net unit additions for the three months ended June 30, 1998 and 1997, and 64.1% and 65.7%, respectively, of the Company's net unit additions for the six months ended June 30, 1998 and 1997. The Company has instituted certain price increases for existing customers and has set appropriate minimum pricing levels for new business. As a result of these initiatives, average revenue per unit for the Company has increased during 1998. Average revenue per unit for the Company's core domestic operations increased to $7.44 and $7.40, respectively, for the three and six months ended June 30, 1998, compared to $7.03 and $7.05, respectively, for the corresponding periods of 1997. The Company is continuing to review its pricing structure along all lines of its businesses and anticipates certain additional price increases; however, the impact of any future actions cannot be determined at this time.

      Product sales, less cost of products sold, and the related percentage of Net Revenues, were relatively flat for the three and six months ended June 30, 1998, compared to the same periods in 1997. Product sales, less cost of products sold, were $6.2 million (2.6% of Net Revenues) for the second quarter of 1998, compared to $4.9 million (2.4% of Net Revenues) for the second quarter of 1997, and were $11.0 million (2.3% of Net Revenues) for the first six months of 1998, compared to $9.9 million (2.5% of Net Revenues) for the first six months of 1997.

      Services, rent and maintenance expenses increased 29.6% to $53.5 million (22.2% of Net Revenues) for the three months ended June 30, 1998, compared to $41.3 million (20.2% of Net Revenues) for the three months ended June 30, 1997. Services, rent and maintenance expenses increased 28.1% to $105.4 million (22.1% of Net Revenues) for the six months ended June 30, 1998, compared to $82.3 million (20.6% of Net Revenues) for the six months ended June 30, 1997. The increases in services, rent and maintenance expenses and the increases as a percentage of Net Revenues for the three and six months ended June 30, 1998 were partially attributable to an increase in telephone expenses associated with the regulation recently enacted requiring providers of payphones be compensated for all calls placed from payphones to toll free numbers. This requirement increased the Company's cost of providing toll free number service commencing in the fourth quarter of 1997. Also contributing to the increases were increased contracted dispatch costs related to advanced messaging units placed in service during these time periods, expenses associated with an increase in transmitter sites, and expenses related to the Company's Spanish subsidiary, which had not been included in the Company's consolidated results prior to January 1, 1998.

      Selling expenses decreased 7.4% to $23.5 million (9.8% of Net Revenues) for the three months ended June 30, 1998, from $25.4 million (12.4% of Net Revenues) for the three months ended June 30, 1997. Selling expenses decreased 16.1% to $45.0 million (9.5% of Net Revenues) for the six months ended June 30, 1998, from $53.7 million (13.5% of Net Revenues) for the six months ended June 30, 1997. The decreases in selling expenses and the decreases as a percentage of Net Revenues for the three and six months ended June 30, 1998 resulted partially from the decrease in certain marketing research, development costs, and advertising expenses associated with the Company's advanced messaging operations (primarily VoiceNow service), along with a lower amount of sales commissions paid in conjunction with the decline in net additions in units in service with subscribers of the Company for the three- and six-month periods ended June 30, 1998, compared to the corresponding periods of 1997. Net additions in units in service with subscribers of the Company for the three and six months ended June 30, 1998 were 125,330 and 233,180, respectively, compared to 621,141 and 1,165,864, respectively, for the three and six months ended June 30, 1997. The marketing research, development costs, and advertising expenses associated with the Company's advanced messaging operations were $1.0 million and $1.7 million (0.4% and 0.8% of Net Revenues), respectively, for the three months ended June 30, 1998 and 1997, and $1.3 million and $7.2 million (0.3% and 1.8% of Net Revenues), respectively, for the six months ended June 30, 1998 and 1997.

      General and administrative expenses increased 19.0% to $74.2 million (30.7% of Net Revenues) for the second quarter of 1998, compared to $62.3 million (30.5% of Net Revenues) for the corresponding period of 1997. General and administrative expenses increased 17.5% to $144.2 million (30.3% of Net Revenues) for the first six months of 1998, compared to $122.7 million (30.8% of Net Revenues) for the same period of 1997. The increases in general and administrative expenses for the three and six months ended June 30, 1998 were primarily related to expenses incurred to support the growth in the number of units in service with subscribers of the Company and non-capitalized costs associated with the establishment of the Company's Centers of Excellence.

      Depreciation and amortization expense increased 1.5% to $70.3 million (29.1% of Net Revenues) for the three months ended June 30, 1998, compared to $69.3 million (33.9% of Net Revenues) for the three months ended June 30, 1997. Depreciation and amortization expense increased 7.8% to $144.2 million (30.3%
of Net Revenues) for the six months ended June 30, 1998, compared to $133.7 million (33.6% of Net Revenues) for the six months ended June 30, 1997. The increases in depreciation and amortization expense for the three and six months ended June 30, 1998 were primarily attributable to the increase in the number of subscriber devices owned by the Company and leased to subscribers, the expansion of the nationwide transmission networks, and the increase in computer and wireless messaging equipment used by the Company in its operations.

      The Company recorded a restructuring charge of $74.0 million during the quarter ended March 31, 1998, as a result of a reorganization of the Company's administrative and certain key support functions. See further discussion in Note 3 to the Consolidated Financial Statements.

      As a result of the above factors, EBITDA increased 19.5% to $90.1 million (37.3% of Net Revenues) for the second quarter of 1998, compared to $75.4 million (36.9% of Net Revenues) for the corresponding period in 1997. For the six months ended June 30, 1998, EBITDA increased 29.9% to $181.4 million (38.1% of Net Revenues) compared to $139.7 million (35.1% of Net Revenues) for the same period of 1997. EBITDA and EBITDA as a percentage of Net Revenues were negatively impacted by the Company's international operations, advanced messaging operations (primarily VoiceNow service), and the formation of the Centers of Excellence. Excluding the Company's international operations, advanced messaging operations, and the formation of the Centers of Excellence, EBITDA for the Company's core domestic operations increased 20.9% to $95.9 million (40.4% of Net Revenues) for the second quarter of 1998, compared to $79.3 million (39.1% of Net Revenues) for the second quarter of 1997. Excluding the Company's international operations, advanced messaging operations, and the formation of the Centers of Excellence, EBITDA for the Company's core domestic operations increased 24.4% to $189.2 million (40.4% of Net Revenues) for the first six months of 1998, compared to $152.1 million (38.5% of Net Revenues) for the corresponding period of 1997.

      Interest expense, net of amounts capitalized, was relatively flat for the three and six months ended June 30, 1998, compared to the same periods of 1997. Interest expense, net of amounts capitalized, was $36.8 million for the second quarter of 1998, compared to $38.6 million for the second quarter of 1997. Interest expense, net of amounts capitalized, was $73.5 million for the first six months of 1998, compared to $76.5 million for the corresponding period of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and expansion into new markets and product lines have required substantial capital investment for the development and installation of wireless communications systems and for the procurement of various types and brands of pagers (subscriber devices) and related equipment. Furthermore, the Company is currently in the process of building an advanced two-way wireless network over which it can deploy new enhanced messaging services and customized wireless information. Capital expenditures (excluding payments for spectrum licenses) for the three and six months ended June 30, 1998, were $44.5 million and $87.7 million, respectively, compared to $106.1 million and $209.1 million, respectively, for the corresponding periods of 1997. For the first six months of 1998, capital expenditures were funded by net cash provided by operating activities of $118.0 million.

      Capital expenditures related to the Company's core domestic operations decreased from $61.7 million and $142.8 million, respectively, for the three and six months ended June 30, 1997, to $23.5 million and $52.4 million, respectively, for the three and six months ended June 30, 1998. The decreases in core domestic capital expenditures in 1998 were primarily due to a reduction in the Company's network-related expenditures pertaining to geographic coverage and capacity expansion. The Company believes it offers competitive geographic coverage and further expansion will be undertaken as it deems appropriate. The Company has also instituted programs to utilize subscriber devices more effectively and to more closely control subscriber device capital expenditures, including efficiencies established in the logistics management of the subscriber device ordering process.

      The Company's capital expenditures related to the buildout of the advanced two-way network decreased from $42.3 million and $63.3 million, respectively, for the three and six months ended June 30, 1997, to $7.5 million and $17.0 million, respectively, for the three and six months ended June 30, 1998. The Company expects to expend an additional $60 million to $85 million during the remainder of 1998 and 1999 to achieve nationwide coverage with its advanced two-way network. Additional capital expenditures for the advanced two-way network will be determined based on the success of new products launched on this platform.

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

      During April 1996, the Company concluded its participation in a Federal Communications Commission auction of specialized mobile radio (SMR) frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States for a purchase price of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these SMR frequencies from incumbent operators. The total cost of the investment will be approximately $230 million (including the $45.6 million auction purchase price), of which $109 million, $93 million, and $5 million, respectively, was paid in 1996, 1997, and the first six months of 1998.

      Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based primarily upon the Company's EBITDA for the most recent quarter. As of June 30, 1998, the Company had $511.0 million of borrowings outstanding under the Credit Agreement and, under the terms of the Credit Agreement, an additional $489.0 million was available for borrowings as of that date. As of August 3, 1998, the Company had $539.0 million of borrowings outstanding under its Credit Agreement. Based on current and projected levels of EBITDA, the Company expects its maximum available borrowings under the Credit Agreement to remain at $1.0 billion until such maximum borrowings are permanently reduced beginning on June 30, 2001. The Credit Agreement expires on December 31, 2004.

      The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $72 million. As of June 30, 1998, approximately $43 million of borrowings were outstanding under the credit facilities. Additional borrowings are available under these facilities, provided such borrowings are either collateralized or certain financial covenants are met. Maximum borrowings which may be outstanding under the credit facilities begin reducing on March 31, 2001, and both credit agreements expire on December 31, 2004.

      Free cash flow, defined as EBITDA after capital expenditures (excluding payments for spectrum licenses) and debt service, for the Company's core domestic operations was $56.4 million and $104.0 million, respectively, for the three and six months ended June 30, 1998. Free cash flow is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of performance in accordance with generally accepted accounting principles. The deficiency in free cash flow for the Company's core domestic operations for the three and six months ended June 30, 1997 was $7.0 million and $40.6 million, respectively. Free cash flow for the Company's consolidated operations was $9.4 million and $21.1 million, respectively, for the three and six months ended June 30, 1998, compared to a deficiency of $68.5 million and $144.0 million, respectively, for the same periods of 1997. The improvements in free cash flow in 1998 were primarily the result of a decrease in capital expenditures and an increase in EBITDA in the Company's core domestic operations, as previously noted. Payments for spectrum licenses totaled $0.5 million and $19.1 million, respectively, for the three months ended June 30, 1998 and 1997, and $4.5 million and $66.3 million, respectively, for the six months ended June 30, 1998 and 1997. The amount of capital expenditures and spectrum purchases may fluctuate from quarter to quarter and on an annual basis due to several factors.

RESTRUCTURING

      On February 8, 1998, the Company's Board of Directors approved the Restructuring. As part of the Restructuring, the Company is reorganizing its operations to expand its sales organization and eliminate redundant administrative operations by consolidating certain key support functions. The Company expects to eliminate approximately 1,600 positions, net of positions added, through the consolidation of redundant administrative operations and key support functions today located in offices throughout the country into the Centers of Excellence. The Company expects to realize annual recurring performance improvements and cost savings of $45 million to $55 million when the Restructuring is completed in 1999. Additionally, the Company presently estimates that the Restructuring will result in sales productivity increases that, together with associated price increases, will total approximately $75 million in incremental annual revenues upon its completion. As a result of the Restructuring, the Company recorded a charge of $74.0 million during the quarter ended March 31, 1998, as discussed in Note 3 to the Consolidated Financial Statements.

VOICENOW

     The Company introduced its VoiceNow service in Dallas/Fort Worth, Atlanta, and Sacramento during 1997. The VoiceNow service did not meet the Company's original expectations in those markets. The Company introduced the VoiceNow service in Chicago under a revised strategy in the second quarter of 1998. The Company believes that, based on the foreseeable growth in its existing services and the potential for future services, substantially all of the spectrum and advanced two-way network constructed for its VoiceNow service can be utilized for non-VoiceNow services, including existing services and new advanced information offerings and messaging services.

     Included in inventories, property and equipment, and other non-current assets as of June 30, 1998, is approximately $30 million of assets which are attributable to the Company's VoiceNow service. While the Company currently believes such assets are recoverable, the ultimate recoverability of such assets is dependent upon the economic viability of the VoiceNow service, as well as the extent to which certain assets attributable to VoiceNow can be utilized for the Company's advanced two-way messaging network.

YEAR 2000

     Year 2000 issues affects virtually all companies and organizations throughout the world. Many existing computer programs were designed and developed to use and store only two digits to identify a calendar year, without considering the capability of properly recognizing the upcoming change in the century. If not corrected by January 1, 2000, the Company could potentially experience system failures or interruptions, such as a temporary inability to deliver paging transmissions, system generation of erroneous data, or other disruptions of normal business operations.

     The Company has implemented a task force and developed a comprehensive plan to address Year 2000 issues, and is utilizing both internal and external resources to identify, renovate, and test its systems. The Company has identified the status of its computer applications and systems with reference to the Year 2000 issues. Many applications are currently Year 2000 compliant, and those that are not have been earmarked for retirement, replacement, or remediation. The Company is in the process of testing both its software application systems, and its embedded systems, such as its paging terminals and paging network. To date, some of the Company's systems have either been fully tested or partially tested, while other systems are scheduled to be tested.

     The Company is working with Motorola, Inc., Glenayre Technologies, Inc., and other primary vendors that currently supply the Company with subscriber devices, wireless messaging terminals, and network facilities, to assess their Year 2000 readiness. To date, confirmations have been received from the Company's primary processing vendors indicating that plans are being implemented to address Year 2000 issues. There can be no assurance that such third parties on which the Company's business relies will successfully remediate their systems on a timely basis. Therefore, the Company is currently developing contingency plans to mitigate the impact of potential third party system failures related to Year 2000 issues.

     The Company anticipates its total costs associated with correcting the Year 2000 problems, including the expenses necessary to remediate the Company's existing systems and costs related to ensuring third party Year 2000 compliance, will not have a material adverse effect on the Company's business, financial position, or results of operations. In addition, in connection with the Restructuring, the Company is currently in the process of replacing all of its core systems for its new Centers of Excellence at an estimated cost of approximately $80 million to $90 million, which will be capitalized in accordance with the Company's existing asset capitalization policies. Prior to implementing the new core systems, the Company will test these systems for Year 2000 compliance.

     The cost of the Company's Year 2000 project and the timetable on which the Company believes it will complete this project are based on management's best estimates and include assumptions regarding third party modification plans. However, in particular, due to the potential impact of third party modification plans, there can be no assurance that these estimates and this timetable will be achieved, and actual results could differ materially from those anticipated. The Company's business, financial position, or results of operations could be materially adversely affected by the failure of its computer systems and applications, or those operated by third parties, to properly operate or manage dates beyond 1999.

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

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain costs of developing or acquiring computer software for internal use. The Company will be required to adopt the provisions of SOP 98-1 effective January 1, 1999; however, the adoption is not expected to have a material impact on the Company's results of operations or financial position as the Company's current policy for accounting for the costs of developing or acquiring computer software for internal use is generally consistent with the provisions of SOP 98-1.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 On May 21, 1998, the Company held its Annual Meeting of Shareowners, at which all of the matters listed below were approved.

                 (a) Mr. John P. Frazee, Jr. was elected as a Class I Director for a three year term to expire in 2001 (89,196,345 voting for and 283,691 withholding authority). Mr. John S. Llewellyn, Jr. was elected as a Class I Director for a three year term to expire in 2001 (89,190,590 voting for and 289,446 withholding authority).

                 (b) The adoption of an amendment to the Company's 1991 Stock Option Plan to broaden the group of employees to be eligible to receive stock options under such plan to include all employees of the Company and of its subsidiaries was approved (73,301,451 voting for, 15,991,300 voting against, and 187,285 abstaining or not voting).

                 As of the record date of March 23, 1998, there were 103,309,788 shares of the Company's Common Stock issued and outstanding and entitled to vote.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)       Exhibits.

                 The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

       (b)       Reports on Form 8-K.

                 None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PAGING NETWORK, INC.




Date: August 11, 1998          By:/s/ JOHN P. FRAZEE, JR.
                                  -------------------------------------------
                                      John P. Frazee, Jr.
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)







Date: August 11, 1998          By:/s/ MARK A. KNICKREHM
                                  -------------------------------------------
                                      Mark A. Knickrehm
                                      Executive Vice President and Chief
                                      Financial Officer (Principal Financial
                                      Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
----------                         -----------
      3.1     Restated Certificate of Incorporation of the Registrant, as
              amended (1)

      3.3     By-laws of the Registrant, as amended (1)

      4.1     Articles Sixth, Seventh, Eighth, Twelfth, and Thirteenth of the
              Restated Certificate of Incorporation of the Registrant, as amended (1)

      4.2     Articles II, III, and VII and Section I of Article VIII of the
              Registrant's By-laws, as amended (1)

      4.3     Form of Indenture (2)

      4.4 Article V, Sections I, VI, and VII of the Registrant's By-Laws, as amended (3)

     10.1     1982 Incentive Stock Option Plan, as amended and restated (1)

     10.2 Form of Stock Option Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

     10.3 Form of Management Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

     10.4 Form of Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

     10.5 Form of Stock Option Agreement executed by recipients of options granted under the 1991 Stock Option Plan (1)

     10.6 Form of Indemnification Agreement executed by recipients of options granted under the 1991 Stock Option Plan (1)

     10.7 Form of First Amendment to Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock
              Option Plan (1)

     10.8 Form of First Amendment to Management Agreement executed by recipients of options granted under the 1982 Incentive Stock
              Option Plan (1)

     10.9 Amended and Restated Credit Agreement dated as of May 2, 1995 among the Registrant, NationsBank of Texas, N.A., Toronto Dominion
              (Texas), Inc., The First National Bank of Boston, and certain other lenders (3)

    10.10     Amendment No. 1 dated as of December 12, 1995 to the Amended and
              Restated Credit Agreement dated as of May 2, 1995 among the
              Registrant, NationsBank of Texas, N.A., Toronto Dominion (Texas),
              Inc., The First National Bank of Boston, and certain other lenders (4)


EXHIBIT NO.                        DESCRIPTION
----------                         -----------
      10.11   Second Amended and Restated Credit Agreement dated as of June 5,
              1996, among the Registrant, NationsBank of Texas, N.A., Toronto
              Dominion (Texas), Inc., The First National Bank of Boston, Chase
              Securities Inc., and certain other lenders (5)

      10.12   Loan Agreement dated as of June 5, 1996 among Paging Network of
              Canada Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (5)

      10.13   Loan Agreement dated as of June 5, 1996 among Madison
              Telecommunications Holdings, Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (5)

      10.14   1997 Restricted Stock Plan as approved by shareowners on May 22,
              1997 (6)

      10.15   Employment Agreement dated as of August 4, 1997 among the
              Registrant and John P. Frazee, Jr. (7)

      10.16 First Amendment dated April 18, 1997 to the Loan Agreement dated as of June 5, 1996 among Paging Network of Canada Inc., The
              Toronto-Dominion Bank, and such other financial institutions as become banks (8)

      10.17 First Amendment dated April 18, 1997 to the Loan Agreement dated as of June 5, 1996 among Madison Telecommunications Holdings,
              Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (8)

      10.18   1992 Director Compensation Plan, as amended and restated on April
              22, 1998 (9)

      10.19 Amended and Restated 1991 Stock Option Plan as approved by shareowners on May 21, 1998 (9)

      10.20   Letter dated May 26, 1998 regarding Second Amendments effective
              March 31, 1998 to the Loan Agreements dated as of June 5, 1996:
              (1) among Paging Network of Canada Inc., The Toronto-Dominion
              Bank, and such other financial institutions as become banks (2) among Madison Telecommunications Holdings, Inc., The
              Toronto-Dominion Bank, and such other financial institutions as become banks (9)

         12 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1997 and 1998 (9)

         27   Financial Data Schedule (9)

                 ------------------------------------------------------------
                 (1) Previously filed as an exhibit to Registration Statement No. 33-42253 on Form S-1 and incorporated herein by reference.

                 (2) Previously filed as an exhibit to Registration Statement No. 33-46803 on Form S-1 and incorporated herein by reference.

                 (3) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

                 (4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

                 (9)     Filed herewith.