Form 10-Q
period 1998-09-30
PAGING NETWORK INC
filed 1998-11-13
CIK 878324

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM              TO
                                             -------------   -----------------.

                           COMMISSION FILE NO. 0-19494


                              PAGING NETWORK, INC.
             (Exact name of the Registrant as specified in charter)

                DELAWARE                                   04-2740516
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

                     Yes  X                            No
                         ---                              ---

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

                 Title                           Shares Outstanding as of October 31, 1998
      -----------------------------              -----------------------------------------
      Common Stock, $ .01 par value                            103,640,554


     The Company's Common Stock is publicly traded on the Nasdaq Stock Market under the symbol "PAGE".

================================================================================

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.


                          Index to Financial Statements

                                                                                         PAGE
                                                                                         ----
Paging Network, Inc. Consolidated Balance Sheets as of
     December 31, 1997 and September 30, 1998 (Unaudited) ............................     3

Paging Network, Inc. Consolidated Statements of Operations
     for the Three and Nine Months Ended September  30, 1997 and 1998 (Unaudited) ....     4

Paging Network, Inc. Consolidated Statements of Cash Flows
     for the Nine  Months Ended September 30, 1997 and 1998 (Unaudited) ..............     5

Paging Network, Inc. Notes to Consolidated Financial Statements ......................     6

                              PAGING NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                   (Unaudited)

                                                                                     DECEMBER 31,    SEPTEMBER 30,
                                                                                        1997             1998
                                                                                     ------------    -------------
ASSETS

Current assets:
     Cash and cash equivalents ..................................................    $      2,924    $      14,084
     Accounts receivable, less allowance
          for doubtful accounts .................................................          63,288           61,505
     Inventories ................................................................          24,114           22,216
     Prepaid expenses and other assets ..........................................          14,888           21,878
                                                                                     ------------    -------------
          Total current assets ..................................................         105,214          119,683

Property, equipment, and leasehold improvements, at cost ........................       1,387,560        1,354,901
     Less accumulated depreciation ..............................................        (469,526)        (518,050)
                                                                                     ------------    -------------
          Net property, equipment, and leasehold improvements ...................         918,034          836,851

Other non-current assets, net ...................................................         573,985          568,965
                                                                                     ------------    -------------
                                                                                     $  1,597,233    $   1,525,499
                                                                                     ============    =============
LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
     Accounts payable ...........................................................    $     42,640    $      56,604
     Accrued interest ...........................................................          40,085           38,167
     Accrued expenses ...........................................................          36,854           41,779
     Accrued restructuring costs, current portion ...............................              --           19,571
     Customer deposits ..........................................................          24,460           23,567
     Deferred revenue ...........................................................          11,634           15,537
                                                                                     ------------    -------------
          Total current liabilities .............................................         155,673          195,225
                                                                                     ------------    -------------

Long-term obligations ...........................................................       1,779,491        1,770,812

Accrued restructuring costs, non-current portion ................................              --           10,315

Minority interest ...............................................................              --            1,699

Commitments and contingencies ...................................................              --               --

Shareowners' deficit:
     Common Stock - $.01 par, authorized 250,000,000 shares; 102,659,915 and
          103,640,554 shares issued and outstanding as of December 31, 1997
          and September 30, 1998, respectively ..................................           1,027            1,036
     Paid-in capital ............................................................         124,908          133,061
     Accumulated deficit ........................................................        (464,774)        (589,193)
     Other comprehensive income .................................................             908            2,544
                                                                                     ------------    -------------
          Total shareowners' deficit ............................................        (337,931)        (452,552)
                                                                                     ------------    -------------
                                                                                     $  1,597,233    $   1,525,499
                                                                                     ============    =============


                             See accompanying notes

                              PAGING NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share information)
                                   (Unaudited)

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ------------------------      ------------------------
                                                                1997           1998           1997           1998
                                                             ---------      ---------      ---------      ---------
Services, rent and maintenance revenues ................     $ 210,611      $ 239,689      $ 599,075      $ 704,722
Product sales ..........................................        35,753         25,382        105,787         80,600
                                                             ---------      ---------      ---------      ---------
     Total revenues ....................................       246,364        265,071        704,862        785,322
Cost of products sold ..................................       (30,341)       (18,276)       (90,503)       (62,540)
                                                             ---------      ---------      ---------      ---------
                                                               216,023        246,795        614,359        722,782
Operating expenses:
     Services, rent and maintenance ....................        43,417         52,643        125,679        158,011
     Selling ...........................................        26,390         27,284         80,088         72,320
     General and administrative ........................        64,498         79,811        187,214        224,035
     Depreciation and amortization .....................        73,455         69,059        207,183        213,220
     Restructuring charge ..............................            --             --             --         74,000
                                                             ---------      ---------      ---------      ---------
          Total operating expenses .....................       207,760        228,797        600,164        741,586
                                                             ---------      ---------      ---------      ---------

Operating  income (loss) ...............................         8,263         17,998         14,195        (18,804)

Other income (expense):
     Interest expense ..................................       (38,411)       (35,822)      (114,863)      (109,353)
     Interest income ...................................           901            534          2,799          1,564
     Minority interest .................................            20            862             66          2,174
     Equity in loss of an unconsolidated subsidiary ....          (174)            --           (875)            --
                                                             ---------      ---------      ---------      ---------
          Total other income (expense) .................       (37,664)       (34,426)      (112,873)      (105,615)
                                                             ---------      ---------      ---------      ---------

Loss before extraordinary item .........................       (29,401)       (16,428)       (98,678)      (124,419)
Extraordinary loss .....................................            --             --        (15,544)            --
                                                             ---------      ---------      ---------      ---------

Net loss ...............................................     $ (29,401)     $ (16,428)     $(114,222)     $(124,419)
                                                             =========      =========      =========      =========

Net loss per share (basic and diluted):
Loss before extraordinary item .........................     $   (0.29)     $   (0.16)     $   (0.96)     $   (1.20)
Extraordinary loss .....................................            --             --          (0.15)            --
                                                             ---------      ---------      ---------      ---------

Net loss per share .....................................     $   (0.29)     $   (0.16)     $   (1.11)     $   (1.20)
                                                             =========      =========      =========      =========



                             See accompanying notes

                              PAGING NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        ----------------------------
                                                                             1997           1998
                                                                          ---------      ---------
Operating activities:
     Net loss .......................................................     $(114,222)     $(124,419)
          Adjustments to reconcile net loss to net cash provided
           by operating activities:
                 Restructuring charge ...............................            --         74,000
                 Extraordinary loss .................................        15,544             --
                 Depreciation .......................................       184,676        193,242
                 Amortization .......................................        22,507         19,978
                 Provision for doubtful accounts ....................        13,453         13,780
                 Amortization of debt issuance costs ................         6,375          3,316
                 Minority interest ..................................           (66)        (2,174)
                 Other ..............................................           875          4,160

     Changes in operating assets and liabilities:
                 Accounts receivable ................................       (10,815)       (11,990)
                 Inventories ........................................       (17,079)         2,512
                 Prepaid expenses and other assets ..................        (6,967)         2,430
                 Accounts payable ...................................        (7,753)        11,752
                 Accrued expenses and accrued interest ..............         8,204          3,248
                 Accrued restructuring costs ........................            --         (2,101)
                 Customer deposits and deferred revenue .............         9,579          3,010
                                                                          ---------      ---------
Net cash provided by operating activities ...........................       104,311        190,744
                                                                          ---------      ---------

Investing activities:
     Capital expenditures ...........................................      (279,374)      (171,295)
     Payments for spectrum licenses .................................       (92,747)        (6,044)
     Business acquisitions and joint venture investments ............        (6,503)        (6,528)
     Restricted cash invested in money market instruments ...........        (6,320)            --
     Other, net .....................................................         3,596         10,873
                                                                          ---------      ---------
Net cash used in investing activities ...............................      (381,348)      (172,994)
                                                                          ---------      ---------

Financing activities:
     Borrowings of long-term obligations ............................       499,828        216,710
     Repayments of long-term obligations ............................            --       (230,907)
     Redemption of $200 million senior subordinated notes ...........      (211,750)            --
     Proceeds from exercise of stock options ........................            66          7,607
     Other ..........................................................           314             --
                                                                          ---------      ---------
Net cash provided by (used in) financing activities .................       288,458         (6,590)
                                                                          ---------      ---------

Net increase in cash and cash equivalents ...........................        11,421         11,160
Cash and cash equivalents at beginning of period ....................         3,777          2,924
                                                                          ---------      ---------
Cash and cash equivalents at end of period ..........................     $  15,198      $  14,084
                                                                          =========      =========


                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)


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

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

                  The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, except for the restructuring charge discussed in Note 3 and the extraordinary loss recorded during the second quarter of 1997, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 1997, has been derived from the audited financial statements as of that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

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

                 The provision for lease obligations and terminations relates primarily to future lease commitments on local and regional office facilities that will be closed as part of the Restructuring. The charge represents future lease obligations, net of projected sublease income, on such leases past the dates the offices will be closed by the Company, or, for certain leases, the cost of terminating the leases prior to their scheduled expiration. Projected sublease income was based on management estimates, which are subject to change. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2003. During the three and nine months ended September 30, 1998, cash payments totaling approximately $0.2 million and $0.8 million, respectively, were made for lease termination costs and charged against accrued restructuring costs.

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

                  The Company's restructuring activity through September 30, 1998 is as follows (in thousands):

                                                  Utilization of Reserve
                                      Initial     ----------------------     Remaining
                                       Charge       Cash       Non-Cash       Reserve
                                      -------     -------     ----------     ---------
         Fixed assets impairments     $38,900     $    --     $   38,900     $      --
         Lease obligation costs        18,900         762             --        18,138
         Severance costs               12,700         952             --        11,748
         Other                          3,500         387          3,113            --
                                      -------     -------     ----------     ---------
                Total                 $74,000     $ 2,101     $   42,013     $  29,886
                                      =======     =======     ==========     =========

4.       PROPERTY AND EQUIPMENT AND OTHER ASSETS

                 Included in inventories, property and equipment, and other non-current assets as of September 30, 1998, is approximately $30 million of assets which were acquired or developed in connection with the Company's VoiceNow(R) service. While the Company currently believes such assets are recoverable, the ultimate recoverability of such assets is dependent upon the economic viability of the VoiceNow service, which was introduced in Chicago during the second quarter of 1998, as well as the extent to which certain of these assets can be utilized for the Company's advanced messaging network. However, a substantial portion of such assets will be written-off as of January 1, 1999, under the provisions of Statement of Position 98-5 discussed below.

                In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), effective for years beginning after December 15, 1998. SOP 98-5 requires the expensing of all start-up costs as incurred as well as writing off the remaining unamortized balance of capitalized start-up costs at the date of adoption of SOP 98-5 as a cumulative effect of a change in accounting principle. The Company is required to adopt the provisions of SOP 98-5 effective January 1, 1999 and will record a charge of approximately $35 million to $40 million at that date, representing a cumulative effect of a change in accounting principle to write-off estimated unamortized start-up costs, including amounts attributable to VoiceNow, as of January 1, 1999.

5.       LONG-TERM OBLIGATIONS

                  As of September 30, 1998, the Company had $522.0 million of borrowings outstanding under its domestic $1.0 billion revolving credit agreement (the Credit Agreement).

6.       INCOME TAX PROVISION

                  No provision or benefit for income taxes has been made for the three and nine months ended September 30, 1998 and 1997, as the deferred benefit from operating losses was offset by the increase in the valuation allowance.

7.       COMMON STOCK AND NET LOSS PER SHARE

                 Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three and nine months ended September 30, 1998 were 103.6 million and 103.3 million, respectively. The number of shares used to compute per share amounts for the three and nine months ended September 30, 1997 was 102.6 million. The average number of options to purchase shares of the Company's Common Stock during the three and nine months ended September 30, 1998 were 8.3 million and 7.4 million, respectively, at exercise prices ranging from $2.67 per share to $25.50 per share. The average number of options to purchase shares of the Company's Common Stock during the three and nine months ended September 30, 1997 were 5.5 million and 6.2 million, respectively, at exercise prices ranging from $2.67 per share to $26.50 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive.

                  The Company has 275.0 million authorized shares, of which
         250.0 million are Common Stock and 25.0 million are preferred stock. As of September 30, 1998, there were no preferred shares issued or outstanding.

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

8.       COMPREHENSIVE LOSS

                  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes new rules for the reporting and display of comprehensive income (loss) and its components. SFAS 130 requires certain items, including foreign currency translation adjustments, which prior to adoption were reported separately in shareowners' deficit, to be included in other comprehensive income
         (loss). The adoption of SFAS 130 had no impact on the Company's net loss or shareowners' deficit.

                  Comprehensive loss for the three and nine months ended September 30, 1997 and 1998, is as follows (in thousands):

                                  THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------  -------------------------------
                                         1997           1998           1997              1998
                                      ---------      ---------      ---------         ---------
         Net loss                     $ (29,401)     $ (16,428)     $(114,222)        $(124,419)
         Foreign currency
           translation adjustments           (8)           526             74             1,636
                                      ---------      ---------      ---------         ---------

         Comprehensive loss           $ (29,409)     $ (15,902)     $(114,148)        $(122,783)
                                      =========      =========      =========         =========



9.       STATEMENT OF CASH FLOWS INFORMATION

                  Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of September 30, 1998, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the nine months ended September 30, 1997 and 1998, were approximately $113.0 million and $108.0 million, respectively, net of interest capitalized during the nine months ended September 30, 1997 and 1998 of $9.9 million and $14.5 million, respectively. There were no significant federal or state income taxes paid or refunded for the nine months ended September 30, 1997 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in this filing which are not historical facts, including but not limited to future capital expenditures, future borrowings, introduction of new services, impact of Year 2000 issues on the Company's operations, anticipated costs and expenses related to, and the timetable for, the remediation of Year 2000 issues, expected annual recurring performance improvements and cost savings as a result of the Restructuring, and sales productivity increases and incremental annual increases in revenues expected to result from the Restructuring together with associated price increases, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pressures, growth rates, new market opportunities, supplier constraints, market conditions, timing and techniques used in marketing by third parties, third party Year 2000 remediation plans, new technologies, and acceptance of the Company's services in the marketplace.

RESULTS OF OPERATIONS

         Throughout this section the Company makes reference to earnings before interest, income taxes, depreciation, amortization, minority interest, equity in loss of an unconsolidated subsidiary, restructuring charge, and extraordinary loss (Adjusted EBITDA). EBITDA (earnings before interest, income taxes, depreciation, and amortization) is a key performance measure used in the wireless messaging industry. Adjusted EBITDA is one of the financial measures by which the Company's covenants are calculated under the agreements governing its debt obligations. EBITDA and Adjusted EBITDA are not measures defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles.

         The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three and nine months ended September 30, 1997 and 1998, respectively.

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                            -----------------------   -----------------------
                                               1997         1998         1997         1998
                                              ------       ------       ------       ------
Net Revenues ...............................   100.0%       100.0%       100.0%       100.0%

Operating expenses (1):
     Services, rent and maintenance ........    20.1         21.3         20.5         21.9
     Selling ...............................    12.2         11.1         13.0         10.0
     General and administrative ............    29.9         32.3         30.5         31.0
     Depreciation and amortization .........    34.0         28.0         33.7         29.5
     Restructuring charge ..................      --           --           --         10.2
                                              ------       ------       ------       ------

Operating income (loss) ....................     3.8          7.3          2.3         (2.6)

Net loss ...................................   (13.6)        (6.7)       (18.6)       (17.2)

Adjusted EBITDA ............................    37.8         35.3         36.0         37.1

Adjusted EBITDA for domestic operations ....    38.7         36.4         37.2         38.3

Adjusted EBITDA for core domestic
  operations (2) ...........................    39.5         40.3         38.8         40.4


(1) Excluding direct costs attributable to the Company's advanced messaging operations and its Centers of Excellence, services, rent and maintenance expenses, selling expenses, general and administrative expenses, and depreciation and amortization expense as a percentage of Net Revenues were 21.0%, 9.4%, 30.5%, and 25.6%, respectively, for the three months ended September 30, 1998; 19.9%, 11.7%, 29.8%, and 31.4%, respectively, for the three months ended September 30, 1997; 21.6%, 9.3%, 30.0%, and 27.7%, respectively, for the nine months ended September 30, 1998; and 20.2%, 11.7%, 30.4%, and 32.4%, respectively, for the nine months ended September 30, 1997.

(2) Represents Adjusted EBITDA for the Company's domestic operations, excluding its domestic advanced messaging operations and its Centers of Excellence.

      Net Revenues for the three- and nine-month periods ended September 30, 1998, were $246.8 million and $722.8 million, respectively, representing increases of 14.2% and 17.6% from $216.0 million and $614.4 million, respectively, for the comparable periods ended September 30, 1997. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 13.8% to $239.7 million for the three months ended September 30, 1998, compared to $210.6 million for the three months ended September 30, 1997. Services, rent and maintenance revenues for the nine months ended September 30, 1998 increased 17.6% to $704.7 million, compared to $599.1 million for the nine months ended September 30, 1997. These increases were due to growth in the number of units in service with subscribers of the Company during the three and nine months ended September 30, 1998, as compared to the corresponding periods of 1997, and increases in average revenue per unit resulting from pricing initiatives and the changing mix of the Company's subscriber base towards higher revenue products and services. In an effort to reduce the number of customers utilizing unprofitable services, the Company has instituted certain price initiatives including setting appropriate minimum pricing levels for new business. As a result of these initiatives, the Company experienced a net decrease of approximately 120,000 units placed in service during the third quarter of 1998, of which a significant portion was attributed to the cancellation of a few large reseller agreements, with local numeric paging service representing the majority of the decrease in units. The number of units in service with subscribers at September 30, 1998 was 10,484,000, compared to 10,604,000 and 10,246,000 units in service with subscribers at June 30, 1998 and September 30, 1997, respectively. Partially as a result of the Company's profit-focused strategy, the average revenue per unit for its core domestic operations increased to $7.59 and $7.52, respectively, for the three and nine months ended September 30, 1998, compared to $7.01 and $7.06, respectively, for the corresponding periods of 1997. The Company is continuing to review its pricing structure for all of its services and anticipates additional price increases in the fourth quarter of 1998 and the first quarter of 1999. As a result, the Company expects to experience volatility in its domestic subscriber base in the next few quarters.

      Product sales, less cost of products sold, and the related percentage of Net Revenues, were relatively flat for the three and nine months ended September 30, 1998, compared to the same periods in 1997. Product sales, less cost of products sold, were $7.1 million (2.9% of Net Revenues) for the third quarter of 1998, compared to $5.4 million (2.5% of Net Revenues) for the third quarter of 1997, and were $18.1 million (2.5% of Net Revenues) for the first nine months of 1998, compared to $15.3 million (2.5% of Net Revenues) for the first nine months of 1997.

      Services, rent and maintenance expenses increased 21.2% to $52.6 million (21.3% of Net Revenues) for the three months ended September 30, 1998, compared to $43.4 million (20.1% of Net Revenues) for the three months ended September 30, 1997. Services, rent and maintenance expenses increased 25.7% to $158.0 million (21.9% of Net Revenues) for the nine months ended September 30, 1998, compared to $125.7 million (20.5% of Net Revenues) for the nine months ended September 30, 1997. The increases in services, rent and maintenance expenses and the increases as a percentage of Net Revenues for the three and nine months ended September 30, 1998 were partially attributable to an increase in telephone expenses associated with the enactment of regulation requiring providers of payphones be compensated for all calls placed from payphones to toll free numbers. This requirement increased the Company's cost of providing toll free number service commencing in the fourth quarter of 1997. Also contributing to the increases were increased contracted dispatch costs related to advanced messaging units placed in service during these time periods, expenses associated with an increase in transmitter sites, and expenses related to the Company's Spanish subsidiary, which had not been included in the Company's consolidated results prior to January 1, 1998.

      Selling expenses increased 3.4% to $27.3 million (11.1% of Net Revenues) for the three months ended September 30, 1998, from $26.4 million (12.2% of Net Revenues) for the three months ended September 30, 1997.

Selling expenses decreased 9.7% to $72.3 million (10.0% of Net Revenues) for the nine months ended September 30, 1998, from $80.1 million (13.0% of Net Revenues) for the nine months ended September 30, 1997. The decrease in selling expenses for the nine months ended September 30, 1998 and the decreases as a percentage of Net Revenues for the three and nine months ended September 30, 1998 resulted partially from a lower amount of sales commissions paid in conjunction with the decline in net additions in units in service with subscribers of the Company for the three- and nine-month periods ended September 30, 1998, as compared to the corresponding periods of 1997. Also contributing to the decreases was a decrease in certain marketing research, development costs, and advertising expenses associated with the Company's advanced messaging operations, due to the decline in such costs related to its VoiceNow service. The marketing research, development costs, and advertising expenses associated with the Company's advanced messaging operations are expected to grow in future periods due to the continued promotion of its new two-way service.

      General and administrative expenses increased 23.7% to $79.8 million (32.3% of Net Revenues) for the third quarter of 1998, compared to $64.5 million (29.9% of Net Revenues) for the corresponding period of 1997. General and administrative expenses increased 19.7% to $224.0 million (31.0% of Net Revenues) for the first nine months of 1998, compared to $187.2 million (30.5% of Net Revenues) for the same period of 1997. The increases in general and administrative expenses for the three and nine months ended September 30, 1998 and as a percentage of Net Revenues for the three and nine months ended September 30, 1998 were primarily related to expenses incurred to support the growth in the number of units in service with subscribers of the Company during the three and nine months ended September 30, 1998, as compared to the corresponding periods of 1997, and expenses associated with the establishment of the Company's Centers of Excellence.

      Depreciation and amortization expense decreased 6.0% to $69.1 million (28.0% of Net Revenues) for the three months ended September 30, 1998, compared to $73.5 million (34.0% of Net Revenues) for the three months ended September 30, 1997. Depreciation and amortization expense increased 2.9% to $213.2 million (29.5% of Net Revenues) for the nine months ended September 30, 1998, compared to $207.2 million (33.7% of Net Revenues) for the nine months ended September 30, 1997. The decrease in depreciation and amortization expense for the three months ended September 30, 1998 resulted primarily from certain property and equipment becoming fully depreciated, certain non-current assets becoming fully amortized, and the decline in capital expenditures by the Company. The increase in depreciation and amortization expense for the nine months ended September 30, 1998 was primarily attributable to the increase in the number of subscriber devices owned by the Company and leased to subscribers during the nine months ended September 30, 1998, as compared to the corresponding period of 1997, the expansion of the nationwide transmission networks, and the increase in computer and wireless messaging equipment used by the Company in its operations. The Company expects to commence depreciation and amortization of the majority of the assets related to its advanced messaging services and its Centers of Excellence in the first quarter of 1999.

      The Company recorded a restructuring charge of $74.0 million during the quarter ended March 31, 1998, as a result of a reorganization of the Company's administrative and certain key support functions. See further discussion in Note 3 to the Consolidated Financial Statements.

      As a result of the above factors, Adjusted EBITDA increased 6.5% to $87.1 million (35.3% of Net Revenues) for the third quarter of 1998, compared to $81.7 million (37.8% of Net Revenues) for the corresponding period in 1997. For the nine months ended September 30, 1998, Adjusted EBITDA increased 21.2% to $268.4 million (37.1% of Net Revenues) compared to $221.4 million (36.0% of Net Revenues) for the same period of 1997. Adjusted EBITDA and Adjusted EBITDA as a percentage of Net Revenues were negatively impacted by the Company's international operations (see further discussion in Note 1 to the Consolidated Financial Statements), advanced messaging operations, and the formation of the Centers of Excellence. Excluding the Company's international operations, advanced messaging operations, and the formation of the Centers of Excellence, Adjusted EBITDA for the Company's core domestic operations increased 15.5% to $97.5 million (40.3% of Net Revenues) for the third quarter of 1998, compared to $84.4 million (39.5% of Net Revenues) for the third quarter of 1997. Excluding the Company's international operations, advanced messaging operations, and the formation of the Centers of Excellence, Adjusted EBITDA for the Company's core domestic operations increased 21.2% to $286.7 million (40.4% of Net Revenues) for the first nine months of 1998, compared to $236.5 million (38.8% of Net Revenues) for the corresponding period of 1997.

      Interest expense, net of amounts capitalized, was relatively flat for the three and nine months ended September 30, 1998, compared to the same periods of 1997. Interest expense, net of amounts capitalized, was $35.8 million for the third quarter of 1998, compared to $38.4 million for the third quarter of 1997. Interest expense, net of amounts capitalized, was $109.4 million for the first nine months of 1998, compared to $114.9 million for the corresponding period of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations and expansion into new markets and product lines have required substantial capital investment for the development and installation of wireless communications systems and for the procurement of various types and brands of pagers (subscriber devices) and related equipment. Furthermore, the Company is currently in the process of building an advanced messaging network over which it can deploy new enhanced messaging services and customized wireless information. Capital expenditures (excluding payments for spectrum licenses) for the three and nine months ended September 30, 1998, were $83.6 million and $171.3 million, respectively, compared to $70.3 million and $279.4 million, respectively, for the corresponding periods of 1997.

      Capital expenditures related to the Company's core domestic operations decreased from $37.5 million and $180.3 million, respectively, for the three and nine months ended September 30, 1997, to $24.5 million and $76.8 million, respectively, for the three and nine months ended September 30, 1998. The decreases in core domestic capital expenditures in 1998 were primarily due to a reduction in the Company's network-related expenditures pertaining to geographic coverage and capacity expansion. The Company believes it offers competitive geographic coverage and further expansion will be undertaken as it deems appropriate. The Company has also instituted programs to utilize subscriber devices more effectively and to more closely control subscriber device capital expenditures, including efficiencies established in the logistics management of the subscriber device ordering process. Capital expenditures related to the Company's buildout of its advanced messaging network were $38.0 million and $55.0 million, respectively, for the three and nine months ended September 30, 1998, compared to $31.9 million and $94.6 million, respectively, for the corresponding periods of 1997.

      The amount of capital expenditures may fluctuate from quarter to quarter and on an annual basis due to several factors; however, the Company expects the total amount of capital expenditures in 1998 (including capital expenditures made in connection with the Company's expansion of its advanced messaging network and to establish the Centers of Excellence in connection with the Company's Restructuring) to be approximately $300 million. The Company anticipates capital expenditures (including capital expenditures to be incurred in connection with the Company's expansion of its advanced messaging network and to establish the Centers of Excellence in connection with the Company's Restructuring) to decrease in 1999 as compared to 1998.

      For the first nine months of 1998, capital expenditures were funded by net cash provided by operating activities of $190.7 million. Net cash provided by operating activities increased $86.4 million for the nine months ended September 30, 1998, as compared to the same period of 1997. The increase resulted primarily from a decrease in net loss before restructuring charge of $63.8 million, a decrease in inventories of $19.6 million, and an increase in accounts payable of $19.5 million. The decrease in inventories was related to a lower volume of subscriber device purchases resulting primarily from the programs instituted to utilize subscriber devices more effectively and efficiencies in the subscriber device ordering process, as previously discussed. The increase in accounts payable resulted from timing differences related to the receipt and payment of invoices.

      During April 1996, the Company concluded its participation in a Federal Communications Commission auction of specialized mobile radio (SMR) frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States for a purchase price of $45.6 million. The Company is in the process of purchasing exclusive rights to certain of these SMR frequencies from incumbent operators. The total cost of the investment will be approximately $230 million (including the $45.6 million auction purchase price), of which $109 million, $93 million, and $6 million, respectively, was paid in 1996, 1997, and the first nine months of 1998.

      Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based primarily upon the Company's Adjusted EBITDA for the most recent quarter. As of September 30, 1998, the Company had $522.0 million of borrowings outstanding under the Credit Agreement and, under the terms of the Credit Agreement, an additional $476.8 million was available for borrowings as of that date. As of October 31, 1998, the Company had $556.0 million of borrowings outstanding under its Credit Agreement. Based on current and projected levels of Adjusted EBITDA, the Company expects its maximum available borrowings under the Credit

Agreement to remain at approximately $1.0 billion until such maximum borrowings are permanently reduced beginning on June 30, 2001. The Credit Agreement expires on December 31, 2004.

      The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $69 million. As of September 30, 1998, approximately $43.2 million of borrowings were outstanding under the credit facilities. Additional borrowings are available under these facilities, provided such borrowings are either collateralized or certain financial covenants are met. Maximum borrowings which may be outstanding under the credit facilities begin reducing on March 31, 2001. Both credit agreements expire on December 31, 2004.

      Free cash flow, defined as Adjusted EBITDA after capital expenditures (excluding payments for spectrum licenses) and debt service, for the Company's core domestic operations was $55.0 million and $159.0 million, respectively, for the three and nine months ended September 30, 1998. Free cash flow is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of performance in accordance with generally accepted accounting principles. Free cash flow for the Company's core domestic operations for the three months ended September 30, 1997 was $26.3 million. The deficiency in free cash flow for the Company's core domestic operations for the nine months ended September 30, 1997 was $14.3 million. The deficiency in free cash flow for the Company's consolidated operations was $31.8 million and $10.7 million, respectively, for the three and nine months ended September 30, 1998, compared to a deficiency of $26.1 million and $170.1 million, respectively, for the same periods of 1997. The improvement in free cash flow for the nine months ended September 30, 1998 was primarily the result of a decrease in capital expenditures and an increase in Adjusted EBITDA in the Company's core domestic operations, as previously noted. Payments for spectrum licenses totaled $1.6 million and $25.8 million, respectively, for the three months ended September 30, 1998 and 1997, and $6.1 million and $92.1 million, respectively, for the nine months ended September 30, 1998 and 1997. The amount of capital expenditures and spectrum purchases may fluctuate from quarter to quarter and on an annual basis due to several factors.

RESTRUCTURING

      On February 8, 1998, the Company's Board of Directors approved the Restructuring. As part of the Restructuring, the Company is reorganizing its operations to expand its sales organization and eliminate redundant administrative operations by consolidating certain key support functions. The Company expects to eliminate approximately 1,600 positions, net of positions added, through the consolidation of redundant administrative operations and key support functions today located in offices throughout the country into the Centers of Excellence. The Company expects to realize annual recurring performance improvements and cost savings of $45 million to $55 million after the Restructuring is completed. Additionally, the Company presently estimates that the Restructuring will result in sales productivity increases that, together with associated price increases, will total approximately $75 million in incremental annual revenues upon its completion. As a result of the Restructuring, the Company recorded a charge of $74.0 million during the quarter ended March 31, 1998, as discussed in Note 3 to the Consolidated Financial Statements.

VOICENOW

      The Company introduced its VoiceNow service in Dallas/Fort Worth, Atlanta, and Sacramento during 1997. The VoiceNow service did not meet the Company's original expectations in those markets. The Company introduced the VoiceNow service in Chicago under a revised strategy in the second quarter of 1998. The Company believes that, based on the foreseeable growth in its existing services and the potential for future services, substantially all of the spectrum and advanced messaging network constructed for its VoiceNow service can be utilized for non-VoiceNow services, including existing services and new advanced information offerings and messaging services.

      Included in inventories, property and equipment, and other non-current assets as of September 30, 1998, is approximately $30 million of assets which were acquired or developed in connection with the Company's VoiceNow service. While the Company currently believes such assets are recoverable, the ultimate recoverability of such assets is dependent upon the economic viability of the VoiceNow service, as well as the extent to which certain of these assets can be utilized for the Company's advanced messaging network. However, as discussed in
Note 4 to the Consolidated Financial Statements, a substantial portion of the assets attributable to VoiceNow will be written-off as of January 1, 1999, under the provisions of Statement of Position 98-5.

YEAR 2000 READINESS DISCLOSURE

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

      The Company has implemented a task force and developed a comprehensive plan to address Year 2000 issues, and is utilizing both internal and external resources to identify, renovate, and test its systems. The Company has identified the status of its computer applications and systems with reference to Year 2000 issues. Many applications are currently Year 2000 compliant, and those that are not have been earmarked for retirement, replacement, or remediation. The Company is in the process of testing its software application systems, and its embedded systems, such as its paging terminals and paging network. To date, some of the Company's systems have either been fully tested or partially tested, while other systems are scheduled to be tested.

      The Company is working with Motorola, Inc., Glenayre Technologies, Inc., and other primary vendors that currently supply the Company with subscriber devices, wireless messaging terminals, and network facilities, to assess their Year 2000 readiness. To date, confirmations have been received from the Company's primary processing vendors indicating that plans are being implemented to address Year 2000 issues. There can be no assurance that such third parties, on which the Company's business relies, will successfully remediate their systems on a timely basis. Therefore, the Company is currently developing contingency plans to mitigate the impact of potential third party system failures related to Year 2000 issues.

      The Company anticipates its total costs associated with correcting the Year 2000 problems, including the expenses necessary to remediate the Company's existing systems and costs related to ensuring third party Year 2000 compliance, to be $3 million to $5 million, of which approximately $1 million has been incurred as of September 30, 1998. In addition, in connection with the Restructuring, the Company is currently in the process of replacing all of its core systems for its new Centers of Excellence at an estimated cost of approximately $80 million to $90 million. Prior to implementing the new core systems, the Company will test these systems for Year 2000 compliance. The Company is currently developing contingency plans to mitigate the impact of potential system failures related to Year 2000 issues.

      The cost of the Company's Year 2000 project and the timetable on which the Company believes it will complete this project are based on management's best estimates and include assumptions regarding third party modification plans. However, in particular due to the potential impact of third party modification plans, there can be no assurance that these estimates and this timetable will be achieved, and actual results could differ materially from those anticipated. The Company's business, financial position, or results of operations could be materially adversely affected by the failure of its computer systems and applications, or those operated by third parties, to properly operate or manage dates beyond 1999.

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

ITEM 5.  OTHER INFORMATION.

                  The Board of Directors has set the 1999 Annual Meeting of Shareowners of the Company for May 19, 1999. All shareowner proposals that are intended to be presented at the 1999 Annual Meeting of Shareowners of the Company must be received by the Company, not later than December 7, 1998, for inclusion in the Board of Directors' proxy statement and form of proxy relating to the meeting. All shareowners' proposals that are intended to be presented at the 1999 Annual Meeting of Shareowners of the Company, but are not intended for inclusion in the Board of Directors' proxy statement and form of proxy relating to the meeting, must be received by the Company not later than February 26, 1999. Both proposals must be received by the Company, either by personal delivery or by United States mail, postage prepaid, addressed to the attention of the General Counsel and Senior Vice President of the Company, not later than the said dates.

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



                                  PAGING NETWORK, INC.




Date: November 11, 1998           By: /s/ John P. Frazee, Jr.
                                     ------------------------
                                       John P. Frazee, Jr.
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date: November 11, 1998           By: /s/ Mark A. Knickrehm
                                     ----------------------
                                       Mark A. Knickrehm
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                           DESCRIPTION
-----------  ---------------------------------------------------------------------------
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

EXHIBIT NO.                           DESCRIPTION
----------  ------------------------------------------------------------------------
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

     12 Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 1997 and 1998 (10)

     27      Financial Data Schedule (10)

            -------------------------------------------------------------------------

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

            (9)   Previously filed as an exhibit to the Registrant's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30, 1998.

            (10)  Filed herewith.