Form 10-K
period 1998-12-31
PAGING NETWORK INC
filed 1999-03-31
CIK 878324

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM      TO     .
                                                      -----  -----

                           COMMISSION FILE NO. 0-19494

                              PAGING NETWORK, INC.
               (Exact name of Registrant as specified in charter)

             DELAWARE                                      04-2740516
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)

                               14911 QUORUM DRIVE
                               DALLAS, TEXAS 75240
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (972) 801-8000


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     As of March 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $422,411,000.

     As of March 19, 1999, 103,959,140 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of the Registrant to be held during 1999 are incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Paging Network, Inc. (the Company) is a recognized leader in providing wireless messaging and information delivery services. The Company provides service in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, Canada, and Spain, including service in all of the largest 100 markets (in population) in the United States, and owns a minority interest in a wireless messaging company in Brazil.

         The main services of the Company are display, alphanumeric, 1 1/2-way, and two-way wireless messaging services, as well as content and information services. As of December 31, 1998, display and alphanumeric units in service represented approximately 85.2% and approximately 14.5%, respectively, of the Company's total units in service with subscribers. The total units in service has grown from 3,069,000 at December 31, 1993 to 10,110,000 at December 31, 1998, a compounded annual growth rate of approximately 26.9%.

         In 1998, the Company made significant progress toward its previously announced goal of creating a platform for long-term profitable growth. To achieve these objectives, the Company is aggressively restructuring its domestic operations (the Restructuring), including eliminating redundant administrative operations by consolidating certain key support functions. In addition to the Restructuring, the Company is developing for distribution branded, customized value-added wireless information and has begun creating customized wireless information management services for its corporate clients. The Company has made considerable progress toward the completion of the build-out of its advanced wireless network. The Company has also completed a thorough review of its customers and prospects by market in order to design a sales and marketing organizational structure that will be more clearly aligned with its customers' needs and with the Company's overall strategic direction.

STRATEGY

         The Company is recognized as a leader in providing wireless messaging and information delivery services. The Company believes it holds significant strategic advantages over its competitors. The Company had 10,110,000 units in service as of December 31, 1998, owns more spectrum resources than any of its competitors, and has built the largest nationwide sales and distribution organization in the industry. The Company believes that when completed, its advanced wireless network will be the largest and most sophisticated network in North America.

         In early 1998, the Company announced its intention to realign its strategy from rapid expansion and subscriber growth towards profitable growth. The major components of this realignment were to focus its sales efforts on more profitable services, restructure its support functions for the entire Company into centralized facilities (the Centers of Excellence), and launch new, value-added advanced messaging services for its customers.

         Profitable services - In an effort to increase the overall profitability of its services, the Company has increased its focus towards higher value products and services such as alphanumeric and nationwide paging. In addition, in an effort to reduce the number of customers using unprofitable services, the Company has instituted certain price initiatives including setting appropriate minimum pricing levels for new business and selectively increasing prices to existing customers using certain services.

         As a result of these actions, the Company experienced a net decrease in domestic units in service during the second half of 1998, which trend the Company expects to continue during the first half of 1999. Also as a result of these actions, the Company experienced its first year-to-year increase in average revenue per unit (ARPU). The Company is continuing to review its pricing structure for all of its services.

         Restructuring - In order to provide its customers with improved levels of service and to benefit from the scale advantages afforded by its market position, the Company has begun to consolidate certain key support functions for the entire Company into the Centers of Excellence. Support functions to be consolidated into these Centers of Excellence include customer service, billing and accounting, order fulfillment and inventory management, and certain technical operations. The Company launched the Centers of Excellence in the fourth quarter of 1998 on a pilot basis, and expects to consolidate all of its existing support functions into these Centers of Excellence during 1999.

         As a result of the Restructuring, the Company recorded a charge of $74.0 million, or $0.72 per share (basic and diluted), during the quarter ended March 31, 1998. Although the Company is currently experiencing duplicative costs that are negatively affecting its operating results, the Company expects to realize annual recurring performance improvements and cost savings of $45 million to $55 million after the Restructuring is completed.

         New Advanced Messaging Services - The offering of new advanced messaging services and wireless information products is designed to differentiate the Company from its competitors and provide additional revenue and cash flow growth. In 1998, the Company formed dedicated groups to launch branded content and information services as well as advanced wireless integration services. The Company expects to begin to generate revenue from each of these areas in 1999.

         Content Services - The Company's content and information services efforts are designed to bring a wide variety of information services to its customers' subscriber devices. The Company intends to provide its customers with the ability to customize packages according to unique content preferences by using the Company's Internet Store. In order to provide information that is attractive to its customers, the Company has entered into strategic alliances with several content providers, including: Yahoo! - for branded information, Entertainment Sports Programming Network (ESPN) - for sports information, Cable News Network (CNN) - for news information, The Golf Channel - for golf information, Tribune Media Services - for television listings and entertainment information, AccuWeather - for weather information, and LottoNet - for lottery information. The Company intends to begin offering its content services to customers beginning in the second quarter of 1999.

         Advanced Wireless Integration - In 1998, the Company formed a dedicated Advanced Wireless Integration Group (AWIG) to focus on creating customized wireless information management services for its corporate clients. The Company's efforts in this area are to create integrated software and hardware systems that deliver enhanced value to its customers by allowing them to access vital company information from a variety of sources, including company intranets, remote industrial assets, or mobile employees. The Company believes its services will allow its customers to better organize and manage the flow of information within their business environments.

         In 1998, the Company acquired Silverlake Communications, Inc., a developer of wireless messaging software, to bolster the Company's ability to develop customized wireless solutions for its customers.

SALES AND DISTRIBUTION

         The Company's services are sold through both direct and indirect sales channels. The direct channel consists of selling services to customers through a variety of sources, including locally deployed sales representatives, storefront locations, and the Company's Internet Store. The indirect channel consists of selling services to customers primarily through resellers. The Company is not dependent on any single customer, as no single subscriber or reseller accounted for more than 0.9% of the Company's revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) in 1998.

         As of December 31, 1998, direct sales accounted for approximately 47.8% of the Company's overall units in service, and the indirect channel (which includes resellers and retailers) represented approximately 52.2%. In the direct channel, the Company charges a monthly fee for its services and leases or sells subscriber devices to customers. In the indirect channel, the Company provides services under marketing agreements to third party resellers at wholesale monthly service rates. In addition, the Company sells or, in a limited number of cases, leases subscriber devices to resellers. Resellers, in turn, sell the Company's services to end users. Resellers are responsible for all costs associated with servicing their customers, including billing and collections, although in some situations resellers contract with the Company to provide various fulfillment, billing, and customer service functions.

         The Restructuring, which began in 1998, will transition back office functions to the Centers of Excellence throughout 1999, and will allow the field sales operations to focus solely on sales. In addition, the Company has recently completed a thorough review of its customers and prospects by market in order to design a sales and marketing organizational structure that will be more clearly aligned with its customers' needs and with the Company's overall strategic direction. The new sales and marketing organizational structure will enable the Company to market a broadly diversified portfolio of products to a highly sophisticated set of customers. The structure is based on the following principles:

         o Align sales and marketing objectives to be consistent with the Company's overall business objectives.

         o Build a marketing organization focused on growing existing products and services and developing new products, services, and initiatives to drive profitable growth.

         o Stratify the sales organization and apply focused training programs and compensation plans that will develop the skill sets necessary to successfully penetrate each customer group.

         o Provide the necessary support systems, processes, and tools to achieve targeted sales objectives.

         The new field sales structure is scheduled to be implemented during the first half of 1999. The structure will include defined account segmentation and appropriately focused selling skills, career paths for all sales colleagues, performance measurements to continually reevaluate sales efforts, specified training curriculums for each selling group, and market competitive compensation plans. This structure is designed to support the Company's objective of increased sales results and effectiveness.

MARKETING

          The Company promotes its products and services through a variety of programs, including television, print, radio, newspaper, yellow pages advertising, direct mail, telemarketing, and co-op programs.

         Traditionally, the Company has focused its marketing efforts primarily on business users who have represented the majority of subscribers. However, recent industry growth trends include an increasing percentage of individual consumer (personal) messaging users. The Company plans to spur continued growth through a number of marketing strategies, including advertising, new products and services, promotions, and distribution channel expansion.

TRANSMISSION EQUIPMENT AND SUBSCRIBER DEVICES

         The Company currently purchases its subscriber devices from multiple competing sources, its transmitters from two competing sources, and its wireless messaging terminals from Glenayre Technologies, Inc. (Glenayre). The Company anticipates that transmission equipment and subscriber devices will continue to be available for purchase from multiple sources, consistent with normal manufacturing and delivery lead times.

         The Company's own technical functions include testing of new subscriber devices and transmission equipment, designing wireless transmission systems using communications equipment and software purchased from vendors, and installing and maintaining transmitters and associated communications equipment to support the Company's transmission system. Because of the high degree of compatibility among different models of transmitters, computers, and other messaging equipment manufactured by suppliers, the Company is able to design its systems without being dependent upon any single source of such equipment.

INTERNATIONAL OPERATIONS

       The Company's wholly owned subsidiary, Paging Network of Canada Inc. (PageNet Canada), together with its Canadian partner, Madison Venture Corp., provides services similar to those offered in the United States, with sales operations in Montreal, Ottawa, Quebec City, Toronto, and Vancouver. Services cover a geographic area containing more than 75% of the Canadian population.

       The Company owns 79.7% of Compania Europea De Radiobusqueda, S.A. (CERSA), which provides services in Spain similar to those offered in the United States, with sales operations in Madrid, Barcelona, and Bilbao. Services cover a geographic area containing more than 75% of the Spanish population.

       The Company holds a minority interest in a wireless messaging company in Brazil (Paging Network do Brasil, S.A.). The Company, through its subsidiaries, also owns frequency licenses in the United Kingdom, Argentina, and Chile, and is currently assessing its options in these markets. The Company is not actively considering opportunities for other international expansion at this time.

COMPETITION

         The Company experiences direct competition from one or more competitors in all the locations in which it operates. Competition for subscribers to the Company's services in most geographic markets is based primarily on prices, quality of services offered, and the geographic areas covered. The Company believes that its prices, quality of services, and geographic coverage areas generally compare favorably with those of its competitors.

         Among the Company's competitors are AirTouch Communications, Inc., Arch Communications Group Inc., Metrocall, Inc., PageMart Wireless, Inc., and Skytel Communications, Inc. The Company also experiences indirect competition from other services such as cellular telephone service (cellular) and broadband personal communications services (PCS), which provide real-time wireless voice communications and in some cases also offer messaging services. In addition to technical and performance limitations associated with message delivery utilizing these voice systems, these technologies are generally more highly priced than the Company's services and their marketing and sales efforts are more directly focused on voice.

         The Company's initiative to provide value-added wireless information and content services, as well as customized wireless integration and information management services, is intended to further distinguish the Company from cellular and PCS as well as other paging/messaging companies. The delivery of information requires access to a significant amount of spectrum. The Company has significantly more spectrum than any of its competitors, with three nationwide, two-way narrowband PCS frequencies; six nationwide and numerous regional and local one-way frequencies; and rights to blocks of two-way specialized mobile radio (SMR) frequencies located throughout the country. Providing customized wireless integration and information management services requires a highly skilled, customer-focused sales and marketing approach, as well as significant software development resources. The Company's Advanced Wireless Integration Group provides this type of value added service to its customers. In addition, the recent acquisition of Silverlake Communications, Inc. provides the Company with significant software development resources to compete in this arena.

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

REGULATION

         The Company's wireless messaging operations are subject to regulation by the Federal Communications Commission (FCC) under the Communications Act of 1934, as amended (the Communications Act). The Company's operations are all classified as Commercial Mobile Radio Services (CMRS) and are subject to common carrier regulation by the FCC. The FCC has granted the Company licenses to use the radio frequencies necessary to conduct its CMRS operations. Licenses issued by the FCC to the Company set forth the technical parameters, such as power strength and tower height, under which the Company is authorized to use those frequencies. Each FCC license held by the Company has construction and operational requirements within set time frames. The Communications Act was amended in August 1993 (August 1993 Amendments) to permit the FCC to grant certain applications for licenses which are mutually exclusive by competitive bidding. The August 1993 Amendments do not permit auctions to be used for license renewals or license modifications. The FCC is currently using auctions to assign all new licenses over which CMRS can be offered.

         The FCC licenses granted to the Company have varying terms of up to 10 years, at the end of which time renewal applications must be approved by the FCC. In the past, FCC renewal applications have been routinely granted, in most cases upon a demonstration of compliance with FCC regulations and adequate service to the public. The FCC has granted each renewal license the Company has filed. Although the Company is unaware of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that any of the Company's licenses will be renewed by the FCC. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses. The Company is seeking an extension of time in which to meet construction benchmarks for certain licenses acquired at auction. Failure to obtain such extensions could result in the Company having to make capital expenditures it would prefer to delay. No license of the Company has ever been revoked or modified involuntarily.

         The Communications Act requires licensees, such as the Company, to obtain prior approval from the FCC for the transfer of control of any construction permit or station license, or any rights thereunder. The Communications Act also requires prior approval by the FCC of acquisitions of other CMRS companies by the Company and transfers by the Company of a controlling interest in any of its licenses or construction permits, or any rights thereunder. The FCC has approved each acquisition and transfer of control for which the Company has sought approval. The Company also regularly applies for FCC authority to use additional frequencies, modify the technical parameters of existing licenses, expand its service territory, provide new services, and modify the conditions under which it provides service. Although there can be no assurance that any requests for approval of applications filed by the Company will be approved or acted upon in a timely manner by the FCC, or that the FCC will grant the relief requested, the Company knows of no reason to believe any such requests, applications, or relief will not be approved or granted. The Company makes no representations, however, about the continued availability of additional frequencies used to provide its services.

         The Communications Act also limits foreign ownership of entities that directly or indirectly hold certain licenses from the FCC, including certain of those held by the Company. Because the Company holds licenses from the FCC only through its subsidiaries, up to 25% of the Company's common stock can be owned or voted by aliens or their representatives, a foreign government or its representatives, or a foreign corporation, without restriction. However, if more than 25% of the Company's common stock is owned or voted by aliens or their representatives, a foreign corporation, or a foreign government or its representatives, the Telecommunications Act of 1996 (the 1996 Act) gives the FCC the right to revoke or refuse to grant licenses if the FCC finds that such revocation or refusal serves the public interest. The FCC has indicated that, pursuant to the World Trade Organization Telecommunications Agreement, it would waive the 25% limitation in appropriate circumstances. Based upon information obtained by the Company, it believes that substantially less than 25% of its issued and outstanding common stock is owned by aliens or their representatives, foreign governments or their representatives, or foreign corporations.

         Increased demand for telephone numbers, particularly in metropolitan areas, is causing depletion of numbers in certain area codes. Recent plans to address this increased demand have included certain elements that could impact the Company's operations, including the take-back of numbers already assigned for use and service-specific plans whereby only certain services, such as paging and cellular, would be assigned numbers using a new area code, or plans which require the pooling of blocks of numbers for use by multiple carriers. The Company can provide no assurance that such plans will not be adopted by a federal or state commission. In addition, the Company is actively participating in proceedings before public service commissions where individual area code relief plans are being considered and contain objectionable elements.

         In addition to potential regulation by the FCC, several states have the authority to regulate messaging services, except where such regulation constitutes rate or entry, both of which have been preempted by the August 1993 Amendments, as interpreted by the FCC. A few states have also indicated that they will continue asserting jurisdiction over transfers of a messaging company's assets or operations. Nevertheless, all state approvals of acquisitions or transfers made by the Company have been approved, and the Company knows of no reason to believe such approvals will not continue to be granted in connection with any future requests, even if states exercise that review. The August 1993 Amendments do not preempt state regulatory authority over other aspects of the Company's operations, and some states may choose to exercise such authority. A few state and local governments have imposed additional taxes or fees upon certain activities in which the Company is engaged.

         The 1996 Act amends the Communications Act of 1934. The new legislation is intended to promote competition in local exchange services through the removal of legal or other barriers to entry. Under the 1996 Act, the Regional Bell Operating Companies and other local exchange carriers (LECs) may be permitted to jointly market commercial mobile service in conjunction with their traditional local exchange services. It imposes upon all telecommunications carriers the duty to interconnect with the facilities and equipment of other telecommunications carriers. The FCC has interpreted the 1996 Act to require LECs to compensate wireless carriers for calls originated by customers of the LECs which terminate on a wireless carrier's network. Simultaneously, the FCC found unlawful certain charges levied against messaging carriers in the past that have been assessed on a monthly basis by the LECs for the use of certain network facilities, including telephone numbers. These findings by the FCC have been challenged at the FCC and in the courts. The Company cannot predict with certainty the ultimate outcome of these proceedings. For messaging companies, compensation amounts may be determined in subsequent proceedings either at the federal or state level, or may be determined based on negotiations between the LECs and the messaging companies. Any agreements reached between the LECs and messaging companies may be required to be submitted to state regulatory commissions for approval. The Company has negotiated interconnection agreements with certain major LECs and is in negotiations with other LECs.

         The 1996 Act, as interpreted by the appropriate regulatory bodies, requires commercial mobile service providers such as the Company to contribute to "Universal Service" or other funds to assure the continued availability of local exchange service to high cost areas, as well as to contribute funds to cover other designated costs. The 1996 Act also limits the circumstances under which states and local governments may deny a request by a commercial mobile service provider to place facilities, and gives the FCC the authority to preempt the states in some circumstances. Further, the 1996 Act requires that providers of payphones be compensated for all calls placed from pay telephones to toll-free numbers. This requirement increases the Company's costs of providing toll-free number service.

         The Communications Assistance for Law Enforcement Act (CALEA) requires certain telecommunications companies, including the Company, to modify the design of their equipment or services to ensure that electronic surveillance or interceptions can be performed. Technical parameters applicable to the messaging industry have been established but not acknowledged by all governmental bodies to date. Therefore, the Company cannot determine at this time what compliance measures will be required or the costs thereof. As part of, and in addition to, implementation of the 1996 Act, the FCC has instituted proceedings addressing the manner in which telecommunications carriers are permitted to jointly market certain types of services, and the manner in which telecommunications carriers render bills for these services. Depending on the outcome of these proceedings, the Company, and other telecommunications carriers, could incur higher administration and other costs in order to comply.

TRADEMARKS

         The Company markets its services under various names and marks, including PageNet(R), PageMail(R), PageMate(R), PageNet Nationwide(R), SurePage(R), FaxNow(R), and MessageNow(R), all of which are federally registered service marks. The Company's federal mark registrations must be renewed at various times between 1999 and 2005, in order to avoid expiration. The Company has filed applications with the United States Patent and Trademark office to register additional names and marks.

CORPORATE ORGANIZATION

         During 1998, the Company conducted its operations in the United States through 27 wholly owned subsidiaries, each of which operated in a specified geographic area. Historically, the Company's subsidiaries operated largely as independent business units making their own staffing, administrative, operational, and marketing decisions within guidelines established by the senior executive officers of the Company. The Company is reorganizing its operations to, among other things, create an enhanced and expanded sales organization in the United States and consolidate certain key support functions for the entire Company into large-scale Centers of Excellence. In connection with this initiative, the Company merged a substantial number of its operating subsidiaries into PageNet, Inc., a first tier subsidiary of Paging Network, Inc., effective December 31, 1998. The Company now has 8 wholly owned domestic subsidiaries. The Restructuring is expected to be completed in 1999. See "Business-Strategy" for an expanded discussion on the Restructuring of the Company.

         The Company conducts its international operations through 11 wholly and partially owned subsidiaries.

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

EMPLOYEES

         The Company had approximately 5,000 employees as of December 31, 1998. Of these, approximately 1,200 were engaged in various administrative, customer service, and technical capacities at the Company's headquarters and its Centers of Excellence. Approximately 3,800, including approximately 1,300 sales personnel, were employed in the Company's domestic and international operating offices. The Company expects to eliminate approximately 1,600 positions, net of positions added, through the consolidation of redundant administrative operations and certain key support functions into large-scale Centers of Excellence. In addition, as of December 31, 1998, the Company was utilizing approximately 2,100 temporary employees in various customer service and administrative roles. The Company intends to reduce its reliance on temporary employees following the completion of the Restructuring. None of the Company's employees are represented by a labor union, and management believes that the Company's employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY (1)

NAME                             AGE      POSITION
----                             ---      --------
John P. Frazee, Jr.              54       Chairman of the Board of Directors, President and Chief
                                           Executive Officer
Lynn A. Bace                     45       Executive Vice President - Sales and Marketing
Mark A. Knickrehm                36       Executive Vice President and Chief Financial Officer
Edward W. Mullinix, Jr.          45       Executive Vice President - Operations
Scott D. Grimes                  36       Senior Vice President - Advanced Wireless Integration Group
Timothy J. Paine                 44       Senior Vice President - Customer Service
Douglas R. Ritter                40       Senior Vice President - Sales
William G. Scott                 42       Senior Vice President - Systems and Technology
G. Robert Thompson               36       Senior Vice President - Process Improvement
Ruth Williams                    42       Senior Vice President, General Counsel and Assistant Secretary
Julian B. Castelli               31       Vice President and Treasurer
J. Barry Duncan                  41       Vice President and Controller

(1) The executive officers listed and their respective positions are as of February 1, 1999. During 1998, certain of these officers held different positions than those listed.

       John P. Frazee, Jr., has been a Director of the Company since 1995 and has served as Chairman of the Board of Directors, President and Chief Executive Officer since August 1997. Mr. Frazee was a private investor from August 1993 to August 1997 and served as President and Chief Operating Officer of Sprint Corporation from March 1993 to August 1993. Prior thereto, Mr. Frazee had been Chairman and Chief Executive Officer of Centel Corporation, a telecommunications company, from April 1988 to January 1993. Mr. Frazee also serves as a Director of Security Capital Group, Inc., Dean Foods Company, Homestead Village Incorporated, and Nalco Chemical Company, Inc.

         Lynn A. Bace has served as Executive Vice President - Sales and Marketing for the Company since December 16, 1998. Ms. Bace served as Senior Vice President - Marketing for the Company from August 1998 to December 1998. Prior thereto, Ms. Bace served as Executive Vice President and General Manager for a division of Kraft Foods, Inc. from January 1995 to April 1997 and as Vice President of Strategy for Kraft Foods, Inc. from September 1993 to January 1995.

         Mark A. Knickrehm has served as Executive Vice President and Chief Financial Officer for the Company since February 1998. Prior thereto, Mr. Knickrehm was employed by McKinsey & Company, an international consulting firm, from 1989 to February 1998, serving as a Partner since 1995.

         Edward W. Mullinix, Jr., has served as Executive Vice President - Operations for the Company since February 1998, and as Senior Vice President - Strategic Planning for the Company from November 1997 to February 1998. Prior thereto, Mr. Mullinix served as Senior Vice President of Finance and Administration and Chief Financial Officer and was a Director of The Haskell Company, from September 1995 to October 1997. Mr. Mullinix served as Vice President - Finance for LCI, Ltd. from August 1994 to April 1995 and as Chief Financial Officer for Mitchell Construction Company from September 1993 to April 1994.

         Scott D. Grimes has served as Senior Vice President - Advanced Wireless Integration Group for the Company since January 14, 1999. Mr. Grimes served as Senior Vice President - Sales Development and Operations for the Company from April 1998 to January 1999, during which time he was responsible for the establishment of the Advanced Wireless Integration Group. Prior thereto, Mr. Grimes was employed by McKinsey & Company, an international consulting firm, from 1991 to April 1998, serving as a Partner since 1996.

         Timothy J. Paine has served as Senior Vice President - Customer Service for the Company since March 1998. Prior thereto, Mr. Paine served in various positions for American Express Travel Related Services, Inc. from 1982 to March 1998, most recently as Vice President of Credit and Operations for the new accounts branch of American Express Centurion Bank.

       Douglas R. Ritter has served as Senior Vice President - Sales for the Company since January 14, 1999. Mr. Ritter served as Senior Vice President - Corporate Development for the Company from February 1998 to January 1999 and as Vice President - Corporate Development for the Company from December 1997 to February 1998. Mr. Ritter served as Vice President - Business Planning for the Company from January 1996 to December 1997 and as Vice President - New Business Development for the Company from July 1993 to January 1996.

       William G. Scott has served as Senior Vice President - Systems and Technology for the Company since February 1997 and as Vice President - Systems and Technology for the Company from December 1995 to February 1997. Prior thereto, Mr.
Scott served as President of Lion Software, Inc. from 1993 to 1995.

       G. Robert Thompson has served as Senior Vice President - Process Improvement for the Company since November 1998. Mr. Thompson served as Vice President - Finance for the Company from February 1995 to November 1998 and was Corporate Controller for the Company from 1990 to 1995.

         Ruth Williams has served as Senior Vice President, General Counsel and Assistant Secretary for the Company since May 1997. Prior thereto, Ms. Williams was Associate General Counsel for First Data Corporation from September 1996 to April 1997. Ms. Williams was employed by Automatic Data Processing, Inc. from 1986 to May 1996, most recently as Staff Vice President and Associate General Counsel.

         Julian B. Castelli has served as Vice President and Treasurer for the Company since July 1998. Prior thereto, Mr. Castelli was employed by McKinsey & Company, an international consulting firm, from August 1995 to July 1998, serving as Engagement Manager from June 1997. Mr. Castelli served in the Corporate Finance Department of Goldman, Sachs & Co. as a Financial Analyst from 1990 to 1993.

         J. Barry Duncan has served as Vice President and Controller for the Company since October 1998 and served as Corporate Controller for the Company from May 1995 to October 1996. Mr. Duncan served as Vice President of Finance for the Southwest Region of Unisource Worldwide, Inc. from October 1996 to October 1998. Mr. Duncan served as Corporate Controller for Dal-Tile International from February 1994 to May 1995 and was employed by Masco Tech, Inc. from 1984 to February 1994, serving as Division Vice President of Finance since 1992.

ITEM 2.  PROPERTIES.

         In July 1996, the Company purchased 44 acres of undeveloped land in Plano, Texas for a new corporate headquarters. During 1998, the Company decided to lease, rather than build, a new corporate headquarters and subsequently sold the property in December 1998. Commencing in June 1998, the Company leased office space for its corporate headquarters in Dallas, Texas under a five-year lease term.

         As of December 31, 1998, the Company leased office space in 108 cities in 35 states in the United States and the District of Columbia, in 5 cities in 3 provinces in Canada, as well as 3 cities in 3 provinces in Spain, which are used in conjunction with its operations. These office leases expire, subject to renewal options, on various dates through December 31, 2007. As of December 31, 1998, the Company was obligated to pay a total of approximately $24.2 million under such leases during 1999 (including amounts to be paid under leases for certain office facilities to be closed as part of the Company's Restructuring, but excluding any potential sublease income for such facilities). As part of the Company's Restructuring, certain leases will be terminated prior to their scheduled expiration, generally upon the payment of a termination fee, and certain office space and facilities are expected to be subleased through the expiration of the related leases, generally for amounts less than the Company's lease commitments for such space. The estimated cost of these lease terminations and office closures, net of projected sublease income, was recorded in the first quarter of 1998 as part of the Restructuring charge discussed in Note 2 to the Consolidated Financial Statements.

         The Company also leases sites for its transmitters on commercial broadcast towers, buildings, and other fixed structures. As of December 31, 1998, the Company leased transmitter sites for approximately 10,000 transmitters. A few local municipalities have imposed moratoria on the designation of new transmitter locations or on the addition of new towers. Should these moratoria, or others, continue for extended periods of time, it could affect the Company's and other wireless carriers' ability to offer seamless coverage in those areas during the pendency of such moratoria.

         As of December 31, 1998, the Company owned subscriber devices having a net book value of approximately $311.1 million.

ITEM 3.  LEGAL PROCEEDINGS.

LITIGATION

         The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business, financial position, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                             ----------------------

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER
         MATTERS.

       The Company's Common Stock, $.01 par value (the Common Stock), is listed on the Nasdaq Stock Market under the symbol "PAGE". The high and low trading prices for each quarterly period of 1997 and 1998 for the Common Stock of the Company are set forth below.

                                                    PRICE RANGE
                                                    -----------
                                                 HIGH         LOW
                                                -------     --------
                  1997
                  First Quarter                 15 7/8       7 5/8
                  Second Quarter                 9 3/4       5 3/4
                  Third Quarter                 13 9/16      7 7/8
                  Fourth Quarter                14 1/8      10 3/8

                  1998
                  First Quarter                 16 3/8       9 1/2
                  Second Quarter                16 5/8      12 1/2
                  Third Quarter                 14 5/8       4 13/16
                  Fourth Quarter                 7 3/8       3 9/16

         As of March 19, 1999, there were approximately 663 shareowners of record. From January 1, 1997 through the date hereof, the Company has declared no cash dividends on its Common Stock. The Company currently intends to follow a policy of retaining all funds to finance the continued growth of the Company's business and does not anticipate paying cash dividends or making other cash distributions to shareowners in the foreseeable future. Certain covenants in the Company's debt agreements restrict the payment of cash dividends by the Company.

         On December 9, 1998, the Company exchanged 100,000 shares of its Common Stock (the Restricted Shares) and certain additional consideration to acquire all of the outstanding common stock of Silverlake Communications, Inc. from two individuals. The sale of the Restricted Shares was completed pursuant to exemption from registration under Section 4(2) of the Securities Exchange Act of 1934, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

       The following selected financial data for the five years ended
December 31, 1998, is derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements, the related Notes, and other financial information included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT  PER SHARE DATA)
 YEAR ENDED DECEMBER 31,                           1994          1995           1996           1997           1998
                                                 ---------    -----------    -----------    -----------    -----------
Services, rent and maintenance revenues          $ 389,919    $   532,079    $   685,960    $   818,461    $   945,524
Product sales                                       99,765        113,943        136,527        142,515        100,503
                                                 ---------    -----------    -----------    -----------    -----------
Total revenues                                     489,684        646,022        822,487        960,976      1,046,027
Cost of products sold                              (78,102)       (93,414)      (116,647)      (121,487)       (77,672)
                                                 ---------    -----------    -----------    -----------    -----------
                                                   411,582        552,608        705,840        839,489        968,355

Services, rent and maintenance expenses             74,453        109,484        146,896        173,058        210,480
Selling expenses                                    60,555         67,561         82,790        102,995        104,350
General and administrative expenses                136,539        174,432        219,317        253,886        320,586
Depreciation and amortization expense              107,362        148,997        213,440        289,442        281,259
Restructuring charge (1)                                --             --             --             --         74,000
Non-recurring charges (2)                               --             --         22,500         12,600             --
                                                 ---------    -----------    -----------    -----------    -----------
Total operating expenses                           378,909        500,474        684,943        831,981        990,675
                                                 ---------    -----------    -----------    -----------    -----------

Operating income (loss)                             32,673         52,134         20,897          7,508        (22,320)

Interest expense                                   (53,717)      (102,846)      (128,014)      (151,380)      (143,762)
Interest income                                      3,079          6,511          3,679          3,689          2,070
Minority interest                                       --             --             41             56          2,003
Equity in loss of an unconsolidated subsidiary          --             --           (923)        (1,276)            --
                                                 ---------    -----------    -----------    -----------    -----------
Loss before extraordinary item                     (17,965)       (44,201)      (104,320)      (141,403)      (162,009)
Extraordinary item (3)                                  --             --             --        (15,544)            --
                                                 ---------    -----------    -----------    -----------    -----------
Net loss                                         $ (17,965)   $   (44,201)   $  (104,320)   $  (156,947)   $  (162,009)
                                                 =========    ===========    ===========    ===========    ===========

Per common share data (basic and diluted):
   Loss before extraordinary item                $   (0.18)   $     (0.43)   $     (1.02)   $     (1.38)   $     (1.57)
   Extraordinary item                                   --             --             --          (0.15)            --
                                                 ---------    -----------    -----------    -----------    -----------
   Net loss per share                            $   (0.18)   $     (0.43)   $     (1.02)   $     (1.53)   $     (1.57)
                                                 =========    ===========    ===========    ===========    ===========

CONSOLIDATED BALANCE SHEET DATA:
(IN THOUSANDS)  DECEMBER 31,                        1994          1995           1996           1997           1998
                                                 ---------    -----------    -----------    -----------    -----------
Current assets                                   $  39,375    $   259,096    $    95,550    $   105,214    $   108,961
Total assets                                       706,008      1,228,338      1,439,613      1,597,233      1,581,244
Long-term obligations,
   less current maturities                         504,000      1,150,000      1,459,188      1,779,491      1,815,137
Total shareowners' deficit                         (39,908)       (80,784)      (182,175)      (337,931)      (490,419)

(1) Represents a charge to reorganize the Company's domestic operations to expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions located in offices throughout the country into centralized facilities (the Centers of Excellence).
(2) Amount in 1997 represents a provision to write-down certain subscriber devices to their net realizable value; amount in 1996 relates to subscriber devices leased by the Company to customers under an agreement with a national marketing affiliate which were deemed to be unrecoverable from the former customers of this marketing affiliate.
(3) Represents an extraordinary charge on the early retirement of certain indebtedness.

OTHER DATA:
(IN THOUSANDS, EXCEPT UNIT  DATA)
YEAR ENDED DECEMBER 31,                1994            1995            1996            1997            1998
                                    ------------    ------------    ------------    ------------    ------------

EBITDA (1)                          $    140,035    $    201,131    $    233,455    $    280,186    $    260,942
Adjusted EBITDA (2)                 $    140,035    $    201,131    $    256,837    $    309,550    $    332,939
Free Cash Flow (3)                  $   (123,911)   $   (207,493)   $   (304,886)   $   (166,506)   $   (105,794)
Units in service
   (at end of period)                  4,409,000       6,738,000       8,588,000      10,344,000      10,110,000
Capital expenditures                $    213,308    $    312,289    $    437,388    $    328,365    $    297,041


(1)  Earnings before interest, income taxes, depreciation, and amortization.
(2) Earnings before interest, income taxes, depreciation, amortization, minority interest, equity in loss of an unconsolidated subsidiary, restructuring charge, non-recurring charges, and extraordinary loss.
(3) Adjusted EBITDA less capital expenditures (excluding payments for spectrum licenses) and debt service.


EBITDA, Adjusted EBITDA, and Free Cash Flow are not measures defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

         The statements contained in this filing that are not historical facts, including but not limited to future capital expenditures, future borrowings, performance and market acceptance of new products and services, impact of Year 2000 issues on the Company's operations, anticipated costs and expenses related to, and the timetable for, the remediation of Year 2000 issues, expected annual recurring performance improvements and cost savings as a result of a restructuring of the Company's domestic operations (the Restructuring), and sales productivity increases and incremental annual increases in revenues expected to result from the Restructuring together with associated price increases, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pricing pressures, growth rates, the introduction of products and services by competitors of the Company, the performance of the Company's vendors and independent contractors, third-party Year 2000 remediation plans, the introduction of competing technologies, the transition of the Company's regional office operations into centralized facilities (the Centers of Excellence) infrastructure, the construction, testing and placement of the Company's advanced messaging network into operation, and acceptance of the Company's products and services in the marketplace.


INTRODUCTION

         Throughout this section the Company makes reference to earnings before interest, income taxes, depreciation, amortization, minority interest, equity in loss of an unconsolidated subsidiary, restructuring charge, non-recurring charges, and extraordinary loss (Adjusted EBITDA). EBITDA (earnings before interest, income taxes, depreciation, and amortization) is a key performance measure used in the wireless messaging industry and is one of the financial measures by which the Company's covenants are calculated under the agreements governing its debt obligations. EBITDA and Adjusted EBITDA are not measures defined in generally accepted accounting principles and should not be considered in isolation or as substitutes for measures of performance in accordance with generally accepted accounting principles.

         In 1998, the Company made significant progress toward its previously announced goal of creating a platform for long-term profitable growth. To achieve these objectives, the Company is aggressively implementing the Restructuring, which includes eliminating redundant administrative operations by consolidating certain key support functions. In addition to the Restructuring, the Company is developing for distribution branded, customized value-added wireless information and has begun creating customized wireless information management services for its corporate clients. The Company has made considerable progress toward the completion of the build-out of its advanced wireless network. The Company has also completed a thorough review of its customers and prospects by market in order to design a sales and marketing organizational structure that will be more clearly aligned with its customers' needs and with the Company's overall strategic direction.

RESULTS OF OPERATIONS

         The following table presents certain items in the Consolidated Statements of Operations as a percentage of revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the years ended December 31, 1996, 1997, and 1998.

YEAR ENDED DECEMBER 31,                  1996       1997       1998
                                        ------     ------     ------
Net Revenues                             100.0%     100.0%     100.0%
Operating expenses:
     Services, rent and maintenance       20.8       20.6       21.7
     Selling                              11.7       12.3       10.8
     General and administrative           31.1       30.2       33.1
     Depreciation and amortization        30.2       34.5       29.1
     Restructuring charge                   --         --        7.6
     Non-recurring charges                 3.2        1.5         --
                                        ------     ------     ------

Operating income (loss)                    3.0        0.9       (2.3)

Net loss                                 (14.8)     (18.7)     (16.7)

EBITDA                                    33.1       33.4       26.9

Adjusted EBITDA                           36.4       36.9       34.4

         Net Revenues for the year ended December 31, 1998 were $968.4 million, an increase of 15.4% over $839.5 million for the year ended December 31, 1997. Net Revenues for the year ended December 31, 1997 increased 18.9% from $705.8 million for the year ended December 31, 1996. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 15.5% to $945.5 million for the year ended December 31, 1998, compared to $818.5 million for the year ended December 31, 1997. Services, rent and maintenance revenues for the year ended December 31, 1997 increased 19.3% from $686.0 million for the year ended December 31, 1996. The increases from 1996 to 1997 were due to growth in the number of units in service with subscribers of the Company. The increases from 1997 to 1998 were primarily due to an increase in average revenue per unit resulting from pricing initiatives and the changing mix of the Company's subscriber base toward higher revenue products and services.

         In an effort to increase the overall profitability of its services, the Company has increased its focus toward higher value products and services such as alphanumeric and nationwide paging. In addition, in an effort to reduce the number of customers using unprofitable services, the Company has instituted certain price initiatives, including setting appropriate minimum pricing levels for new business and selectively increasing prices to existing customers using certain services. The Company expects these initiatives, along with sales productivity increases associated with the Company's Restructuring which will allow field sales personnel to focus solely on sales, to result in incremental annual revenues in 1999 and beyond. However; as a result of these actions, the Company experienced a net decrease in units in service during the second half of 1998, which trend the Company expects to continue during the first half of 1999. Also as a result of these actions, the Company experienced its first year-to-year increase in average revenue per unit (ARPU). The number of units in service with subscribers at December 31, 1998, 1997, and 1996 was 10,110,000, 10,344,000, and 8,588,000, respectively. The average revenue per unit for the Company's core domestic operations increased to $7.71 for the year ended December 31, 1998, compared to $7.20 and $7.46, respectively, for the corresponding periods of 1997 and 1996. The Company is continuing to review its pricing structure for all of its services.

         Product sales decreased 29.5% to $100.5 million (10.4% of Net Revenues) for 1998 compared to $142.5 million (17.0% of Net Revenues) for 1997. The decrease in product sales and corresponding decrease in cost of products sold from 1997 to 1998 resulted primarily from the Company's efforts to reduce the number of customers using unprofitable services through certain pricing initiatives, which resulted in a substantial decrease in sales through the Company's reseller channel.

         Services, rent, and maintenance expenses increased 21.6% to $210.5 million (21.7% of Net Revenues) for the year ended December 31, 1998, compared to $173.1 million (20.6% of Net Revenues) for the year ended December 31, 1997. Services, rent, and maintenance expenses for the year ended December 31, 1997 increased by 17.8% from $146.9 million (20.8% of Net Revenues) for the year ended December 31, 1996. The increases in services, rent, and maintenance expenses and the increase as a percentage of Net Revenues from 1997 to 1998 were partially attributable to an increase in telephone expenses associated with the enactment of regulations requiring providers of payphones be compensated for all calls placed from payphones to toll-free numbers. This requirement increased the Company's cost of providing toll-free number service commencing in the fourth quarter of 1997. Also contributing to the increases were increased contracted dispatch costs related to advanced messaging units placed in service during 1998 and expenses associated with an increase in transmitter sites. The increase in services, rent, and maintenance expenses from 1996 to 1997 was the result of growth in the number of units in service with subscribers, expenses associated with an increase in transmitter sites, expansion of nationwide transmission networks, costs incurred by the Company's Canadian operations, and costs associated with the Company's advanced messaging operations (primarily VoiceNow service during 1997).

         Selling expenses were relatively flat for the year ended December 31, 1998, compared to the year ended December 31, 1997. Selling expenses were $104.4 million (10.8% of Net Revenues) for the year ended December 31, 1998, compared to $103.0 million (12.3% of Net Revenues) for the year ended December 31, 1997. Selling expenses for the year ended December 31, 1997 increased by 24.4% from $82.8 million (11.7% of Net Revenues) for the year ended December 31, 1996. The decrease in selling expenses as a percentage of Net Revenues from 1997 to 1998 resulted primarily from a lower amount of sales commissions paid in conjunction with the net decline in units in service with subscribers during 1998 and an overall decrease in certain marketing research, development costs, and advertising expenses associated with the Company's advanced messaging operations, due mainly to the decline in such costs related to its VoiceNow service, which was partially offset by an increase in such costs related to its new two-way service. The marketing research, development costs, and advertising expenses associated with the Company's advanced messaging operations are expected to grow in future periods due to expanded promotion of its two-way service. The increase in selling expenses and the increase as a percentage of Net Revenues from 1996 to 1997 resulted primarily from certain marketing research, development costs, and advertising expenses associated with the Company's advanced messaging operations (primarily VoiceNow service during 1997), and from the addition of sales personnel to support the growth from 1996 to 1997 in both Net Revenues and the number of units in service with subscribers.

         General and administrative expenses increased 26.3% to $320.6 million (33.1% of Net Revenues) for the year ended December 31, 1998, compared to $253.9 million (30.2% of Net Revenues) for the year ended December 31, 1997. General and administrative expenses for the year ended December 31, 1997 increased by 15.8% from $219.3 million (31.1% of Net Revenues) for the year ended December 31, 1996. The increase in general and administrative expenses and the increase as a percentage of Net Revenues from 1997 to 1998 was primarily related to expenses associated with establishing the Company's Centers of Excellence, redundant operating costs associated with operating both its new Centers of Excellence infrastructure and its traditional decentralized infrastructure, and increased levels of contract labor utilized during the transition to the Centers of Excellence infrastructure. The increase in general and administrative expenses from 1996 to 1997 occurred to support the growth in the number of units in service with subscribers. The decrease in general and administrative expenses as a percentage of Net Revenues from 1996 to 1997 was due to higher Net Revenues in 1997.

         Depreciation and amortization expense decreased 2.8% to $281.3 million (29.1% of Net Revenues) for the year ended December 31, 1998, compared to $289.4 million (34.5% of Net Revenues) for the year ended December 31, 1997. Depreciation and amortization expense for the year ended December 31, 1997 increased by

35.6% from $213.4 million (30.2% of Net Revenues) for the year ended December 31, 1996. The decrease in depreciation and amortization expense from 1997 to 1998 resulted primarily from certain property and equipment becoming fully depreciated, certain non-current assets becoming fully amortized, and the decline in capital expenditures by the Company. The increase in depreciation and amortization expense from 1996 to 1997 was primarily attributable to the increase in the number of subscriber devices owned by the Company and leased to subscribers during 1997, as compared to 1996, the increase in computer and wireless messaging equipment used by the Company in its operations, changes in subscriber device depreciation, and the commencement of spectrum license amortization. Effective January 1, 1997, the Company shortened the depreciable life of its subscriber devices from four to three years, and revised the related residual values, in order to better reflect the estimated periods during which the subscriber devices remain in service. The change in depreciable lives and residual values and the commencement of spectrum license amortization and certain other costs associated with the introduction of the Company's VoiceNow service increased net loss by approximately $27 million for the year ended December 31, 1997. The Company expects to commence depreciation and amortization on the majority of the assets related to its Centers of Excellence during the first quarter of 1999 and its advanced messaging operations during the second and third quarters of 1999, which in total is expected to increase depreciation and amortization expense in 1999 by approximately $30 million to $35 million.

         In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Cost of Start-Up Activities" (SOP 98-5), which requires the expensing of all start-up costs as incurred as well as writing off the remaining unamortized balance of capitalized start-up costs as of the date of the adoption of SOP 98-5. The Company adopted the provisions of SOP 98-5 as of January 1, 1999, and recorded a charge of $37.0 million as the cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999. The Company estimates that the impact of adopting SOP 98-5 will be an increase in services, rent, and maintenance and general and administrative expenses of approximately $5 million for the year ended December 31, 1999, for costs that will be expensed in 1999 that otherwise would have been capitalized prior to the adoption of SOP 98-5, and a decrease in depreciation and amortization expense of approximately $5 million for the year ending December 31, 1999. See further discussion in Note 4 to the Consolidated Financial Statements.

         The Company recorded a restructuring charge of $74.0 million during the quarter ended March 31, 1998, as a result of a Restructuring approved by the Company's Board of Directors on February 8, 1998. As part of the Restructuring, the Company is reorganizing its operations to expand its sales organization and eliminate redundant administrative operations by consolidating certain key support functions into Centers of Excellence. The Company expects to eliminate approximately 1,600 positions, net of positions added, through the consolidation of redundant administrative operations and key support functions located in offices throughout the country. The Company launched the Centers of Excellence in the fourth quarter of 1998 on a pilot basis, and expects to consolidate all of its existing support functions into these Centers of Excellence during 1999. Although the Company is currently experiencing duplicative costs associated with establishing the Centers of Excellence while maintaining its traditional decentralized infrastructure that negatively affected its operating results in the fourth quarter of 1998 and are expected to continue to do so through the first half of 1999, the Company expects to realize annual recurring performance improvements and cost savings of $45 million to $55 million after the Restructuring is completed. See further discussion in Note 2 to the Consolidated Financial Statements.

         The non-recurring charge of $12.6 million in 1997 represents a write-down of certain subscriber devices to their net realizable value. The non-recurring charge of $22.5 million in 1996 represents a provision to write-off in excess of 400,000 subscriber devices leased by the Company to customers under an agreement with a national marketing affiliate. During 1996, the Company experienced significant cancellations by the customer base developed through this affiliate and, as a result, did not expect to recover such subscriber devices from the former customers of this marketing affiliate.

         As a result of the above factors, Adjusted EBITDA increased 7.6% to $332.9 million (34.4% of Net Revenues) for 1998, compared to $309.6 million (36.9% of Net Revenues) for 1997. Adjusted EBITDA for 1997 increased by 20.5% from $256.8 million (36.4% of Net Revenues) for 1996. Adjusted EBITDA and Adjusted EBITDA as a percentage of Net Revenues for 1998 were negatively impacted by the Company's advanced messaging operations, the formation of its Centers of Excellence, and its international operations. Adjusted

EBITDA and Adjusted EBITDA as a percentage of Net Revenues for 1997 were negatively impacted by the introduction of the Company's VoiceNow service and its international operations. Adjusted EBITDA and Adjusted EBITDA as a percentage of Net Revenues for 1996 were negatively impacted by the Company's international operations.

         Interest expense, net of amounts capitalized, was $143.8 million for the year ended December 31, 1998, compared to $151.4 million for the year ended December 31, 1997. Interest expense, net of amounts capitalized, was $128.0 million for the year ended December 31, 1996. The decrease in interest expense from 1997 to 1998 was primarily attributable to an increase in interest capitalized, a decrease in interest rates on outstanding borrowings under the Company's $1.0 billion domestic credit agreement (the Credit Agreement), and the redemption of the Company's $200.0 million 11.75% Senior Subordinated Notes (11.75% Notes) on May 14, 1997, which the Company redeemed utilizing funds with lower interest rates borrowed under the Company's Credit Agreement. The Company recorded an extraordinary loss of $15.5 million in the second quarter of 1997 on the early retirement of the 11.75% Notes. The extraordinary loss was comprised of the redemption premium of $11.8 million and the write-off of unamortized issuance costs of $3.7 million. The increase in interest expense from 1996 to 1997 was primarily due to the higher average level of indebtedness outstanding during 1997. The average level of indebtedness outstanding during 1997 was $1.7 billion, compared to $1.2 billion outstanding during 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations and expansion into new markets and product lines required substantial capital investment for the development and installation of wireless communications systems and for the procurement of subscriber devices and related equipment. Furthermore, the Company is currently in the process of building an advanced messaging network over which it can deploy new enhanced messaging services and customized wireless information. Capital expenditures (excluding payments for spectrum licenses) were $437.4 million, $328.4 million, and $297.0 million, respectively, for the years ended December 31, 1996, 1997, and 1998.

         Capital expenditures related to the Company's core domestic operations were $376.9 million, $219.7 million, and $192.3 million, respectively, for the years ended December 31, 1996, 1997, and 1998. The decrease in core domestic capital expenditures in 1998 was primarily due to a reduction in the Company's network-related expenditures pertaining to geographic coverage and capacity expansion. The Company believes it offers competitive geographic coverage and further expansion will be undertaken only as the Company deems appropriate. Also, during 1997, the Company began instituting programs to utilize subscriber devices more effectively and to more closely control subscriber device capital expenditures, including efficiencies established in the logistics management of the subscriber device ordering process. In addition to the programs to utilize subscriber devices more effectively, the decrease in core domestic capital expenditures in 1997 was also attributable to increased efficiencies in infrastructure deployment. Two other major areas of capital expenditures in 1998 were the Centers of Excellence and the advanced messaging network. Capital expenditures related to establishing the Company's Centers of Excellence, including new systems implementations, were $56.7 million for the year ended December 31, 1998. Capital expenditures related to the Company's buildout of its advanced messaging network were $46.7 million, $103.9 million, and $97.4 million, respectively, for the years ended December 31, 1996, 1997, and 1998.

         The amount of capital expenditures may fluctuate from quarter to quarter and on an annual basis due to several factors, including the variability of units in service with subscribers. Based on current expectations, the Company anticipates the total amount of capital expenditures to slightly decrease in 1999 as compared to 1998, as it substantially completes capital expenditures made in connection with the Company's expansion of its advanced messaging network and the establishment of its Centers of Excellence. With the substantial completion of these capital expenditures in 1999, the Company expects aggregate capital expenditures in 2000 to decrease as compared to 1999.

         During 1998, capital expenditures were funded primarily by net cash provided by operating activities of $277.0 million, as well as incremental borrowings. Net cash provided by operating activities increased $126.5 million for the year ended December 31, 1998, as compared to the same period of 1997. The increase resulted primarily from a decrease in net loss before restructuring charge of $68.9 million, an increase in accounts payable of $70.0 million, and a decrease in inventories of $19.7 million. The increase in accounts payable during 1998 resulted from the timing of invoices at year-end 1998 related to additional capital expenditures incurred in the fourth quarter of 1998 and additional expenses in the fourth quarter of 1998 related to the Centers of Excellence.

         As of December 31, 1998, the Company had $565.0 million of borrowings under its Credit Agreement. As of March 15, 1999, this amount had increased to $614.0 million. Under the Credit Agreement, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based primarily upon the Company's domestic EBITDA for the most recent fiscal quarter. As of December 31, 1998, $65.8 million was available for additional borrowings as of that date based on the Company's domestic EBITDA for the fourth quarter of 1998. The availability of additional borrowings in periods subsequent to December 31, 1998 is based upon the Company's domestic EBITDA for such future periods. The Company anticipates that, similar to the fourth quarter of 1998, domestic EBITDA will be negatively impacted during the first half of 1999 by (i.) expenses associated with establishing the Company's Centers of Excellence infrastructure while at the same time maintaining its traditional decentralized infrastructure, and (ii.) expenses related to the completion of the Company's advanced messaging network. However, the Company currently anticipates that it will have sufficient capital resources to complete the Centers of Excellence infrastructure and advanced messaging network and to make other planned capital expenditures.

         The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $70 million. As of December 31, 1998, approximately $45.1 million of borrowings were outstanding under the credit facilities. Additional borrowings are available under these facilities, provided such borrowings are either collateralized or certain financial covenants are met. As of December 31, 1998, the Company's Canadian subsidiaries are in compliance with all financial covenants of their separate credit agreements; however, the Company has entered into negotiations with its lenders to modify certain covenants that the Company believes may not be satisfied during the second and third quarters of 1999. Although the Company anticipates that these negotiations will be successful and will not result in a material change in borrowing capacity or interest expense, no assurance can be made that such result will be attained.

         The deficiency in Free Cash Flow, defined as Adjusted EBITDA less capital expenditures (excluding payments for spectrum licenses) and debt service, for the Company's consolidated operations for the years ended
December 31, 1996, 1997, and 1998 was $304.9 million, $166.5 million, and
$105.8 million, respectively. Free Cash Flow is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of performance in accordance with generally accepted accounting principles. The improvements in Free Cash Flow in 1997 and 1998 were primarily the result of decreases in capital expenditures and increases in Adjusted EBITDA in the Company's core domestic operations, as previously noted. Payments for spectrum licenses totaled $109.2 million for 1996, $92.9 million for 1997, and $13.1 million for 1998.

         Inflation is not a material factor affecting the Company's business. System equipment and transmission costs have generally not increased and subscriber device costs have declined significantly over time. General operating expenses such as salaries, employee benefits, and occupancy costs are, however, subject to normal inflationary pressures.


YEAR 2000 READINESS DISCLOSURE

         Year 2000 issues affect virtually all companies and organizations throughout the world. Many existing computer programs were designed and developed to use and store only two digits to identify a calendar year, without considering the capability of properly recognizing the upcoming change in the century. If not corrected by January 1, 2000, the Company could potentially experience system failures or interruptions, such as a temporary inability to deliver paging transmissions, system generation of erroneous data, or other disruptions of normal business operations.

         The Company has implemented a task force and developed a comprehensive plan to address Year 2000 issues, and is utilizing both internal and external resources to identify, renovate, and test its systems. The Company has developed an approach to address Year 2000 issues that includes phases for inventory of business processes and systems, assessment of Year 2000 risk, remediation, testing, implementation and evaluation. The Company has completed the inventory and assessment phases for all business processes. The remediation and testing phases are ongoing. The Company is in the process of testing its software application systems and its embedded systems, such as its paging terminals and paging network. To date, a number of the Company's systems have either been fully tested or partially tested, while other systems are scheduled to be tested. Many applications are currently Year 2000 compliant, and those that are not have been earmarked for retirement, replacement, or remediation. In connection with the Restructuring, the Company is currently in the process of replacing all of its core systems for its new Centers of Excellence. The Company has completed Year 2000 readiness assessment and testing on these systems. All of the Company's critical messaging and business applications are expected to be retired, replaced or remediated by mid-year 1999. Implementations of replacement systems or remediated systems have been completed for several critical systems, while others are in process or scheduled to be performed. All implementations related to Year 2000 issues are scheduled to be completed by mid-year 1999. The evaluation phase for the Year 2000 project will be conducted in the latter half of 1999, and will consist of business process reviews to ensure all Year 2000 issues have been addressed.

         The Company anticipates its total cost associated with correcting Year 2000 problems, including the expenses necessary to remediate the Company's existing systems and costs related to the collection of third-party Year 2000 readiness information, to be $3 million to $5 million, of which approximately $1.5 million has been incurred as of December 31, 1998. In addition, in connection with the Restructuring, the Company is currently in the process of replacing all of its core systems for its new Centers of Excellence at an estimated cost of approximately $80 million to $100 million.

         The Company is working with Motorola, Inc., Glenayre Technologies, Inc., and other primary vendors that currently supply the Company with subscriber devices, wireless messaging terminals, and network facilities, to assess their Year 2000 readiness. The Company's primary vendors are making the preparations necessary for their products and services to be ready for the Year 2000. However, there can be no assurance that third parties, on which the Company's business relies, will successfully remediate their systems on a timely basis. The Company also relies on the provision of electrical power and telecommunications transmission services in the operation of its business. The Company has queried all of its primary electrical and telecommunications suppliers regarding Year 2000 compliance. Each supplier queried believes that it will be Year 2000 compliant by the end of 1999. The Company has no means of confirming these statements, nor any ability to ensure Year 2000 compliance by these suppliers. The Company believes that although it may experience power and/or transmission outages related to Year 2000 noncompliance, these outages will be limited in both scope and duration and will not have a material adverse effect on the Company's ability to operate nor on its results of operations. In addition, the possibility of power and/or transmission outages is being addressed in the contingency planning process described below.

         The Company is working with a globally recognized consulting firm to develop contingency plans to mitigate the impact of its potential system failures related to Year 2000 issues. The contingency plans will address the risk of potential failures related to internal software applications, embedded systems, infrastructure, and third-party systems (including electrical power and telecommunications transmission services). The contingency plans are expected to be completed by mid-year 1999.

         The cost of the Company's Year 2000 project and the timetable on which the Company believes it will complete this project are based on management's best estimates and include assumptions regarding third-party modification plans. However, in particular due to the potential impact of third-party modification plans, there can be no assurance that these estimates and this timetable will be achieved, and actual results could differ materially from those anticipated. The Company's business, financial position, or results of operations could be materially adversely affected by the failure of its computer systems and applications, or those operated by third parties, to properly operate or manage dates beyond 1999. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of any potential liability or lost revenue cannot be estimated at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The risk inherent in the Company's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. The Company's earnings are affected by changes in interest rates due to the impact those changes have on the Company's variable-rate debt obligations, which represented approximately 33.9% of its total long-term obligations as of December 31, 1998. If interest rates average one percent more in 1999 than they did during 1998, the Company's interest expense would increase by approximately $5.9 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates on the Company's variable-rate long-term obligations as of December 31, 1998. Market risk for fixed-rate long-term obligations is estimated as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates and amounts to approximately $67.8 million based on discounted cash flow analyses. The preceding sensitivity analyses do not, however, consider the effects that such changes in interest rates may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure to such changes. Actual results may differ from the above analyses.

         The Company's earnings are also affected by foreign exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Spanish peseta. In addition, the Company is subject to market risk related to its net investments in its Canadian and Spanish subsidiaries. However, the impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been, and is not expected to be, material based on the relative insignificance of the Company's Canadian and Spanish subsidiaries to the Company's financial position or results of operations. As of December 31, 1998, the Company was not engaged in other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates, or market commodity prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                            PAGE
                                                                                                            ----
Report of Independent Auditors                                                                                24

Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996                   25

Consolidated Balance Sheets as of December 31, 1998 and 1997                                                  26

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996                   27

Consolidated Statements of  Shareowners' Deficit  for the years ended December 31, 1998, 1997, and 1996       28

Notes to Consolidated Financial Statements                                                                    29

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareowners
Paging Network, Inc.

We have audited the accompanying consolidated balance sheets of Paging Network, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareowners' deficit for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paging Network, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP



Dallas, Texas
February  15, 1999

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Information)

                                                       YEAR ENDED DECEMBER 31,
                                             -----------------------------------------
                                                1996           1997           1998
                                             -----------    -----------    -----------
Services, rent and maintenance revenues      $   685,960    $   818,461    $   945,524
Product sales                                    136,527        142,515        100,503
                                             -----------    -----------    -----------
             Total revenues                      822,487        960,976      1,046,027
Cost of products sold                           (116,647)      (121,487)       (77,672)
                                             -----------    -----------    -----------
                                                 705,840        839,489        968,355
Operating expenses:
       Services, rent and maintenance            146,896        173,058        210,480
       Selling                                    82,790        102,995        104,350
       General and administrative                219,317        253,886        320,586
       Depreciation and amortization             213,440        289,442        281,259
       Restructuring charge                           --             --         74,000
       Non-recurring charges                      22,500         12,600             --
                                             -----------    -----------    -----------

            Total operating expenses             684,943        831,981        990,675
                                             -----------    -----------    -----------

Operating income (loss)                           20,897          7,508        (22,320)

Other income (expense):
       Interest expense                         (128,014)      (151,380)      (143,762)
       Interest income                             3,679          3,689          2,070
       Minority interest                              41             56          2,003
       Equity in loss of an unconsolidated
         subsidiary                                 (923)        (1,276)            --
                                             -----------    -----------    -----------
            Total other income (expense)        (125,217)      (148,911)      (139,689)
                                             -----------    -----------    -----------

Loss before extraordinary item                  (104,320)      (141,403)      (162,009)
Extraordinary loss                                    --        (15,544)            --
                                             -----------    -----------    -----------

Net loss                                     $  (104,320)   $  (156,947)   $  (162,009)
                                             ===========    ===========    ===========

Net loss per share (basic and diluted):
     Loss before extraordinary item          $     (1.02)   $     (1.38)   $     (1.57)
     Extraordinary loss                               --          (0.15)            --
                                             -----------    -----------    -----------
Net loss per share                           $     (1.02)   $     (1.53)   $     (1.57)
                                             ===========    ===========    ===========


                             See accompanying notes

                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share Information)


                                                                               DECEMBER 31,
                                                                         --------------------------
                                                                             1997           1998
                                                                         -----------    -----------
ASSETS

Current assets:
       Cash and cash equivalents                                         $     2,924    $     3,077
       Accounts receivable (less allowance for doubtful accounts of
         $6,670 and $11,119 in 1997 and 1998, respectively)                   63,288         84,440
       Inventories                                                            24,114          6,379
       Prepaid expenses and other assets                                      14,888         15,065
                                                                         -----------    -----------
              Total current assets                                           105,214        108,961

Property, equipment, and leasehold improvements, at cost                   1,387,560      1,452,870
       Less accumulated depreciation                                        (469,526)      (547,599)
                                                                         -----------    -----------
              Net property, equipment, and leasehold improvements            918,034        905,271

Other non-current assets, at cost                                            659,661        629,372
        Less accumulated amortization                                        (85,676)       (62,360)
                                                                         -----------    -----------
              Net other non-current assets                                   573,985        567,012
                                                                         -----------    -----------
                                                                         $ 1,597,233    $ 1,581,244
                                                                         ===========    ===========
LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
       Accounts payable                                                  $    42,640    $    96,478
       Accrued expenses                                                       36,854         49,692
       Accrued interest                                                       40,085         43,209
       Accrued restructuring costs, current portion                               --          8,256
       Customer deposits                                                      24,460         22,735
       Deferred revenue                                                       11,634         15,874
                                                                         -----------    -----------
              Total current liabilities                                      155,673        236,244
                                                                         -----------    -----------

Long-term obligations                                                      1,779,491      1,815,137

Accrued restructuring costs, non-current portion                                  --         18,765

Minority interest                                                                 --          1,517

Commitments and contingencies                                                     --             --

Shareowners' deficit:
       Common Stock - $.01 par, authorized 250,000,000 shares; issued and outstanding 102,659,915  shares at December 31, 1997
              and  103,640,554 shares at December 31, 1998                     1,027          1,036
       Paid-in capital                                                       124,908        132,950
       Accumulated other comprehensive income                                    908          2,378
       Accumulated deficit                                                  (464,774)      (626,783)
                                                                         -----------    -----------
              Total shareowners' deficit                                    (337,931)      (490,419)
                                                                         -----------    -----------
                                                                         $ 1,597,233    $ 1,581,244
                                                                         ===========    ===========



                             See accompanying notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                            1996         1997         1998
                                                                          ---------    ---------    ---------
Operating activities:
        Net loss                                                          $(104,320)   $(156,947)   $(162,009)
        Adjustments to reconcile net loss
            to cash provided by operating activities:
                 Restructuring charge                                            --           --       74,000
                 Extraordinary loss                                              --       15,544           --
                 Depreciation                                               191,471      258,798      252,234
                 Amortization                                                21,969       30,644       29,025
                 Provision for doubtful accounts                             14,033       18,343       20,516
                 Amortization of debt issuance costs                          5,261        8,418        4,430
                 Minority interest                                              (41)         (56)      (2,003)
                 Non-recurring charges                                       22,500       12,600           --
                 Other                                                          923        1,276           --
        Changes in operating assets and liabilities:
                  Accounts receivable                                       (32,787)     (21,542)     (35,081)
                  Inventories                                                (8,728)      (1,302)      18,349
                  Prepaid expenses and other assets                          (3,377)      (6,016)       9,133
                  Accounts payable                                           (9,919)     (18,397)      51,626
                  Accrued expenses and accrued interest                       7,548        4,286       16,203
                  Accrued restructuring costs                                    --           --       (1,979)
                  Customer deposits and deferred revenue                      5,849        4,854        2,515
                                                                          ---------    ---------    ---------
Net cash provided by operating activities                                   110,382      150,503      276,959
                                                                          ---------    ---------    ---------

Investing activities:
        Capital expenditures                                               (437,388)    (328,365)    (297,041)
        Payments for spectrum licenses                                     (109,236)     (92,856)     (13,065)
        Business acquisitions and joint venture investments                  (9,352)      (7,253)      (7,322)
        Deposits for purchase of subscriber devices                              --      (13,493)          --
        Restricted cash invested in money market instruments                (27,039)      (6,422)          --
        Other, net                                                          (18,107)     (11,540)       2,984
                                                                          ---------    ---------    ---------
Net cash used in investing activities                                      (601,122)    (459,929)    (314,444)
                                                                          ---------    ---------    ---------

Financing activities:
        Borrowings of long-term obligations                                 223,438      558,317      305,587
        Repayments of long-term obligations                                (414,250)     (39,000)    (275,555)
        Proceeds from exercise of stock options                               2,825           87        7,606
        Redemption of $200 million senior subordinated notes                     --     (211,750)          --
        Proceeds from Senior Notes offerings                                500,000           --           --
        Debt issuance costs on Senior Notes offerings                       (11,250)          --           --
        Debt issuance costs on credit agreements                             (3,766)          --           --
        Other, net                                                             (662)         919           --
                                                                          ---------    ---------    ---------
Net cash provided by financing activities                                   296,335      308,573       37,638
                                                                          ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                       (194,405)        (853)         153
Cash and cash equivalents at beginning of year                              198,182        3,777        2,924
                                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year                                  $   3,777    $   2,924    $   3,077
                                                                          =========    =========    =========

                             See accompanying notes

                CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
                  Year ended December 31, 1996, 1997, and 1998
                    (In Thousands, Except Share Information)


                                                                                Accumulated
                                                                                   Other
                                                        Common      Paid-in    Comprehensive     Accumulated     Shareowners'
                                                         Stock      Capital       Income           Deficit         Deficit
                                                      ----------   ---------  ---------------   -------------   -------------
Balance, December 31, 1995                            $    1,022   $ 121,701  $            --   $    (203,507)  $     (80,784)
    Net loss                                                  --          --               --        (104,320)       (104,320)
    Foreign currency translation adjustments                  --          --              104              --             104
                                                                                                                -------------
        Total comprehensive loss                                                                                     (104,216)
    Issuance of 375,270 shares of
        Common Stock pursuant to
        stock option plans                                     4       2,821               --              --           2,825
                                                      ----------   ---------  ---------------   -------------   -------------
Balance, December 31, 1996                                 1,026     124,522              104        (307,827)       (182,175)
    Net loss                                                  --          --               --        (156,947)       (156,947)
    Foreign currency translation adjustments                  --          --              804              --             804
                                                                                                                -------------
        Total comprehensive loss                                                                                     (156,143)
    Issuance of 38,838 shares of
        Common Stock pursuant to stock
        option and compensation plans                          1         386               --              --             387
                                                      ----------   ---------  ---------------   -------------   -------------
Balance, December 31, 1997                                 1,027     124,908              908        (464,774)       (337,931)
    Net loss                                                  --          --               --        (162,009)       (162,009)
    Foreign currency translation adjustments                  --          --            1,470              --           1,470
                                                                                                                -------------
        Total comprehensive loss                                                                                     (160,539)
    Issuance of 980,639 shares of
        Common Stock pursuant to stock
        option and compensation plans                          9       8,042               --              --           8,051
                                                      ----------   ---------  ---------------   -------------   -------------

Balance, December 31, 1998                            $    1,036   $ 132,950  $         2,378   $    (626,783)  $    (490,419)
                                                      ==========   =========  ===============   =============   =============


                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     Paging Network, Inc. (the Company) is a provider of wireless messaging and information delivery services. The Company provides service in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, Canada, and Spain, including service in all of the largest 100 markets (in population) in the United States, and owns a minority interest in a wireless messaging company in Brazil. The consolidated financial statements include the accounts of all of its wholly and majority-owned subsidiaries. Effective January 1, 1998, the Company began consolidating the results of its Spanish subsidiary, which had previously been accounted for under the equity method of accounting. All intercompany transactions have been eliminated.

         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Inventories - Inventories consist of subscriber devices which are held specifically for resale. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

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

Machinery and equipment                                      3 to 7 years(1)
Subscriber devices                                                3 years(2)
Furniture and fixtures                                            7 years(1)
Leasehold improvements                                            5 years(1)(3)
Building and building improvements                               20 years

(1) Certain assets written down as a result of the Company's restructuring described in Note 2 are being depreciated to a common retirement date of November 30, 1999.
(2) Effective January 1, 1997, the Company changed the estimated useful life of subscriber devices from 4 years to 3 years, with estimated residual value ranging up to $20 (see Note 3).
(3)  Or term of lease if shorter.

The Company reserves for subscriber devices which it estimates to be non-recoverable.

         Other non-current assets - Other non-current assets are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method based upon the following estimated useful lives:

Licenses and frequencies                                               40 years
Goodwill                                                               20 years
Other intangible assets                                    18 months to 3 years
Other non-current assets                                   10 years to 12 years

         Deferred revenues and customer deposits - Deferred revenues represent billing to customers in advance for services not yet performed and are recognized as revenue in the month the service is provided. Deposits are received from some customers at the time a service agreement is signed and are recognized as a liability of the Company until such time as the deposits are applied, generally against the customer's final bill.

         Revenue recognition - Services, rent and maintenance revenues are recognized in the month the related services are performed. Product sales are recognized upon delivery of product to the customer.

         Employee stock options - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock option plans. Under APB 25, because the exercise price of the Company's employee stock options has historically equalled the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

         Advertising costs - The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1996, 1997, and 1998, was $12.5 million, $21.9 million, and $19.1 million, respectively.

         Capitalization of internally developed software - In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained for Internal Use" (SOP 98-1).
SOP 98-1 requires the capitalization of certain costs of developing or acquiring computer software for internal use. The Company adopted the provisions of SOP 98-1 effective January 1, 1999; however, the adoption is not expected to have a material impact on the Company's results of operations or financial position as the Company's current policy for accounting for the costs of developing or acquiring computer software for internal use is generally consistent with the provisions of SOP 98-1.

         Comprehensive income (loss) - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes new rules for the reporting and display of comprehensive income (loss) and its components. SFAS 130 requires certain items, which prior to adoption were reported separately in shareowners' deficit, to be included in other comprehensive income (loss). Other comprehensive income as of December 31, 1996, 1997, and 1998, consists solely of foreign currency translation adjustments. The adoption of SFAS 130 had no impact on the Company's net loss or shareowners' deficit.

         Reclassifications - Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

2.   RESTRUCTURING CHARGE

     On February 8, 1998, the Company's Board of Directors approved a restructuring of the Company's domestic operations (the Restructuring). As part of the Restructuring, the Company is reorganizing its operations to expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions. The Company expects to eliminate approximately 1,600 positions, net of positions added, through the consolidation of redundant administrative operations and certain key support functions located in offices throughout the country into centralized facilities (the Centers of Excellence). As a result of the Restructuring, the Company recorded a charge of $74.0 million, or $0.72 per share (basic and diluted), during the quarter ended March 31, 1998.

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
                                                         ===========

     The write-down of property and equipment related to a non-cash charge to reduce the carrying amount of certain machinery and equipment, furniture and fixtures, and leasehold improvements, that the Company will not continue to utilize following the Restructuring, to their estimated net realizable value as of the date such assets are projected to be disposed of or abandoned by the Company, allowing for the recognition of normal depreciation expense on such assets through their projected disposal date. The net realizable value of these assets was determined based on management estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the assets' disposal, and the method and potential costs of the disposal. Such estimates are subject to change.

     The provision for lease obligations and terminations related primarily to future lease commitments on local and regional office facilities that will be closed as part of the Restructuring. The charge represents future lease obligations, net of projected sublease income, on such leases past the dates the offices will be closed by the Company, or, for certain leases, the cost of terminating the leases prior to their scheduled expiration. Projected sublease income was based on management estimates, which are subject to change. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2003.

     Through the elimination of certain local and regional administrative operations and the consolidation of certain support functions, the Company expects to eliminate approximately 1,600 net positions, the majority of which are non-sales related positions in local and regional offices. As a result of eliminating these positions, the Company will involuntarily terminate an estimated 1,950 employees. The majority of the severance and benefits costs to be paid by the Company will be paid during 1999.

     During the fourth quarter of 1998, the Company identified additional furniture, fixtures, and equipment that will not be utilized following the Restructuring, resulting in an additional non-cash charge of $2.6 million. This charge was offset by reductions in the provisions for lease obligations and terminations and severance costs as a result of refinements to the Company's schedule for local and regional office closures. Also as a result of the refinements to the office closing schedule, the Company adjusted, effective October 1, 1998, the depreciable lives of certain of the assets written down in the first quarter of 1998, resulting in a decrease in depreciation expense of approximately $3.3 million for the fourth quarter of 1998.

     The Company's restructuring activity through December 31, 1998 is as follows (in thousands):

                                                                Utilization of Reserve
                                Initial        Adjustments     ------------------------     Remaining
                                 Charge         To Charge        Cash          Non-Cash      Reserve
                                --------       -----------     -------         --------     ---------
Fixed assets impairments        $ 38,900       $     2,600     $    --         $ 41,500     $      --
Lease obligation costs            18,900            (1,300)        683               --        16,917
Severance costs                   12,700            (1,300)      1,296               --        10,104
Other                              3,500                --          --            3,500            --
                                --------       -----------     -------         --------     ---------
                                $ 74,000       $        --     $ 1,979         $ 45,000     $  27,021
                                ========       ===========     =======         ========     =========

3.    PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

         The cost of property, equipment, and leasehold improvements consisted of the following:

(IN THOUSANDS) DECEMBER 31,                     1997         1998
                                             ----------   ----------
Machinery and equipment                      $  761,208   $  871,870
Subscriber devices                              506,026      497,238
Furniture and fixtures                           63,772       59,996
Leasehold improvements                           36,704       20,609
Land, buildings, and building improvements       19,850        3,157
                                             ----------   ----------
       Total cost                            $1,387,560   $1,452,870
                                             ==========   ==========

         The Company does not manufacture any of the subscriber devices or related transmitting and computerized terminal equipment used in the Company's operations. The Company purchases its subscriber devices from multiple competing sources. The Company anticipates that subscriber devices will continue to be available for purchase from multiple sources, consistent with normal manufacturing and delivery lead times.

         Effective January 1, 1997, the Company shortened the depreciable lives of its subscriber devices from four to three years, and revised the related residual values. This change increased net loss for the year ended December 31, 1997 by $16.5 million and net loss per share by $0.16.

4.   OTHER NON-CURRENT ASSETS

       The cost of other non-current assets consisted of the following:

(IN THOUSANDS) DECEMBER 31,                     1997       1998
                                              --------   --------
Licenses and frequencies                      $452,551   $473,211
Goodwill                                        49,246     50,495
Restricted cash invested in money
    market instruments, at fair value           33,461     33,461
Other intangible assets                         59,460     13,920
Deposits for purchase of subscriber devices     13,493         --
Other non-current assets                        51,450     58,285
                                              --------   --------
       Total cost                             $659,661   $629,372
                                              ========   ========

         Licenses and frequencies consist of amounts paid in conjunction with the purchase of three nationwide narrowband personal communications services
(PCS) frequencies at a Federal Communications Commission (FCC) auction held in 1994, amounts paid in conjunction with the purchase of blocks of two-way 900 MHz specialized mobile radio (SMR) major trading area based licenses, amounts paid to purchase exclusive rights to certain of the SMR frequencies from incumbent operators, and amounts paid to secure other licenses.

         At December 31, 1998, the carrying value of the Company's net assets related to its Spanish subsidiary was $17.7 million, including goodwill of $11.5 million. The Company is currently evaluating certain alternatives with respect to this subsidiary. It is reasonably possible, depending upon the outcome of this evaluation and other factors, that the Company's estimate that it will recover the carrying value of the net assets of its Spanish subsidiary will change in the near term. As a result, a provision for the impairment of such assets may be recorded during the year ending December 31, 1999.

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), effective for years beginning after December 15, 1998. SOP 98-5 requires the expensing of all start-up costs as incurred as well as the writing off of the remaining unamortized balance of capitalized start-up costs at the date of adoption of SOP 98-5. The Company adopted the provisions of SOP 98-5 effective January 1, 1999 and recorded a charge of $37.0 million as the cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999.

5.  LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following:

(IN THOUSANDS) DECEMBER 31,                                       1997                        1998
                                                        -------------------------   -------------------------
                                                        (carrying                   (carrying
                                                          value)     (fair value)     value)     (fair value)
Borrowings under Credit Agreement                       $  539,000   $    539,000   $  565,000   $    565,000
10% Senior Subordinated Notes due October 15, 2008         500,000        517,900      500,000        477,473
10.125% Senior Subordinated Notes due August 1, 2007       400,000        418,080      400,000        382,964
8.875% Senior Subordinated Notes due February 1, 2006      300,000        295,770      300,000        292,484
Other                                                       40,491         40,491       50,137         50,137
                                                        ----------   ------------   ----------   ------------
   Total long-term obligations                          $1,779,491   $  1,811,241   $1,815,137   $  1,768,058
                                                        ==========   ============   ==========   ============


         Under the Company's $1.0 billion domestic revolving credit agreement (the Credit Agreement), the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1.0 billion or an amount based primarily upon the Company's domestic earnings before interest, income taxes, depreciation, and amortization (EBITDA) for the most recent fiscal quarter. As of December 31, 1998, the Company had $565.0 million of borrowings outstanding under the Credit Agreement, and $65.8 million was available for additional borrowings as of that date based on the Company's domestic EBITDA for the fourth quarter of 1998. The availability of additional borrowings in periods subsequent to December 31, 1998 is based upon the Company's domestic EBITDA for such future periods. The Company's maximum borrowings under the Credit Agreement are permanently reduced beginning on June 30, 2001, by the following amounts: 2001 - $150.0 million; 2002 - $200.0 million; 2003 - $250.0 million; and 2004 - $400.0 million. The Company's Credit Agreement expires on December 31, 2004.

         Under the Credit Agreement, the Company may designate all or a portion of outstanding borrowings to be either a Base Rate Loan or a loan based on the London Interbank Offered Rate (LIBOR). As of December 31, 1998, the Company had designated $552.0 million of borrowings as LIBOR loans, which bear interest at a rate equal to LIBOR plus a spread of 1.50%, and $13.0 million of borrowings as a Base Rate Loan, which bears interest at a rate equal to the prime rate plus a spread of 0.50%, based on the Company's total leverage ratio as defined. The interest rates for the $552.0 million of LIBOR loans as of December 31, 1998 ranged from 6.47% to 6.81%. The interest rate for the $13.0 million Base Rate Loan as of December 31, 1998 was 8.25%.

         The Credit Agreement prohibits the Company from paying cash dividends or other cash distributions to shareowners. The Credit Agreement also prohibits the Company from paying more than a total of $2.0 million in connection with the purchase of Common Stock owned by employees whose employment with the Company is terminated. The Credit Agreement contains other covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, engage in transactions with affiliates, dispose of assets, and engage in mergers, consolidations, and other acquisitions. Amounts owing under the Credit Agreement are secured by a security interest in substantially all of the Company's assets, the assets of the Company's subsidiaries, and the capital stock of the subsidiaries of the Company.

         The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $70 million. As of December 31, 1998, approximately $45.1 million of borrowings were outstanding under the credit facilities. Such borrowings were collateralized by $33.5 million of restricted cash included in other non-current assets. Additional borrowings are available under these facilities, provided such borrowings are either collaterized or certain financial conditions are met. As of December 31, 1998, the Company's Canadian subsidiaries are in compliance with all financial covenants of their separate credit agreements; however, the Company has entered into negotiations with its lenders to modify certain covenants that the Company believes may not be satisfied during the second and third quarters of 1999. Although the Company anticipates that these negotiations will be successful and will not result in a material change in borrowing capacity or interest expense, no assurance can be made that such result will be attained. Maximum borrowings that may be outstanding under the credit facilities are permanently reduced beginning on March 31, 2001, by the following amounts: 2001 - $7 million; 2002 - $21 million; 2003 - $21 million; and 2004 - $21 million. Both credit agreements expire on December 31, 2004.

          The 8.875% Senior Subordinated Notes (8.875% Notes), the 10.125% Senior Subordinated Notes (10.125% Notes), and the 10% Senior Subordinated Notes (10% Notes) are redeemable on or after February 1, 1999; August 1, 2000; and October 15, 2001; respectively, at the option of the Company, in whole or in part from time to time, at certain prices declining annually to 100 percent of the principal amount on or after February 1, 2002; August 1, 2003; and October 15, 2004; respectively, plus accrued interest. The 8.875% Notes, the 10.125% Notes, and the 10% Notes are subordinated in right of payment to all senior debt, and contain various covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets, and engage in mergers, consolidations, and other acquisitions. The fair values of the 8.875% Notes, the 10.125% Notes, and the 10% Notes were based on quoted market prices and discounted cash flow analyses.

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

6.   INCOME TAXES

         For the years ended December 31, 1996, 1997, and 1998, the Company had no provision or benefit for income taxes because the deferred benefit from the operating losses was offset by an increase in the valuation allowance of $36.9 million, $56.4 million, and $57.6 million, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:


(IN THOUSANDS) DECEMBER 31,                  1997         1998
                                          ---------    ---------
Deferred tax assets:
      Net operating loss carryforwards    $ 167,330    $ 197,983
      Deferred revenue                        4,394        5,982
      Bad debt reserve                        2,561        3,768
      Other tax credit carryforwards            691          679
      Other                                   6,445       28,482
                                          ---------    ---------
         Total deferred tax assets          181,421      236,894
      Valuation allowance                  (143,897)    (201,496)
                                          ---------    ---------
         Net deferred tax assets             37,524       35,398
Deferred tax liabilities:
      Depreciation                          (29,232)     (23,450)
      Amortization                           (8,292)     (11,948)
                                          ---------    ---------
         Total deferred tax liabilities     (37,524)     (35,398)
                                          ---------    ---------
                                          $      --    $      --
                                          =========    =========

         As of December 31, 1998, the Company has net operating loss carryforwards of approximately $508 million that expire in years 1999 through 2018. Of such amounts, $5.0 million expire in 1999 and $5.1 million expire in 2001. Loss before income taxes attributable to the Company's foreign operations was $13.1 million, $13.9 million, and $11.8 million for the years ended December 31, 1996, 1997, and 1998.

7.   STOCK OPTIONS

         The 1982 Incentive Stock Option Plan, as amended (1982 Plan), for officers and key employees of the Company provides for the granting of stock options intended to qualify as Incentive Stock Options (ISOs) to purchase Common Stock at not less than 100% of the fair market value on the date the option is granted, as determined by the Board of Directors. No further options may be granted under the 1982 Plan. As of December 31, 1998, options for 297,111 shares were exercisable under the 1982 Plan. All options outstanding and exercisable under the 1982 Plan are fully vested.

         Options granted were exercisable immediately, or in installments as the Board of Directors determined at the time it granted such options, and have a duration of ten years from the date of grant. Any stock issued is subject to repurchase at the option of the Company, which occurs at the exercise price for the unvested portion of the shares issued and at fair market value, as defined or allowed in the Stock Option Agreement, for the vested portion. Such options vest ratably over a five-year period from the date they first become exercisable. However, in the event of a change in ownership control of the Company, all options vest immediately.

         The 1991 Stock Option Plan (1991 Plan) for officers and key employees of the Company provides for the granting of ISOs and non-statutory options to purchase Common Stock at not less than 100% of the fair market value on the date the options are granted. The 1991 Plan is administered by the Compensation and Management Development Committee of the Board of Directors (the Committee). Approximately 4.7 million shares remained available for grant under the 1991 Plan as of December 31, 1998. A total of 2,645,400 shares were vested and exercisable under the 1991 Plan as of December 31, 1998. Options granted under the 1991 Plan are non-transferable except by the laws of descent and distribution and are exercisable upon vesting, which occurs in installments, as the Board of Directors or the Committee may determine at the time it grants such options.

         On May 21, 1998, the Company's shareowners approved an amendment to its 1991 Plan to broaden the group of employees eligible to receive stock options under such plan to include all employees of the Company and its subsidiaries. On May 22, 1998, the Company granted approximately 2.1 million of options under the 1991 Plan to approximately 2,700 employees at an exercise price of $13.94 per share, which represented the market price of the Company's Common Stock at the date of grant. Grants of stock options to eligible new employees are made following the completion of three months of service.

         The Amended and Restated 1992 Directors Compensation Plan (Directors'
Plan), for non-employee Directors of the Company, provides for the granting of non-statutory options to purchase Common Stock at not less than 100% of the fair market value on the date the options are granted. The Directors' Plan is administered by the Committee. The total number of shares of Common Stock with respect to which options may be granted under the Directors' Plan may not exceed 750,000. Approximately 165,000 shares remain available for grant under the Directors' Plan as of December 31, 1998. A total of 261,000 shares were vested and exercisable as of December 31, 1998. Options granted under the Directors' Plan are non-transferable except by the laws of descent and distribution and are exercisable upon vesting, which occurs in installments, as the Board of Directors or the Committee may determine at the time it grants such options.

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

       Information concerning options as of December 31, 1996, 1997, and 1998 is as follows:

                                                        1996               1997            1998
                                                    ------------       ------------    ------------
Outstanding at  January 1                              4,664,735          5,968,605       5,687,335
       Granted                                         2,307,100          3,435,873       5,066,000
       Canceled                                         (627,960)        (3,705,609)     (1,241,982)
       Exercised                                        (375,270)           (11,534)       (931,785)
                                                    ------------       ------------    ------------
Outstanding at December 31                             5,968,605          5,687,335       8,579,568
                                                    ============       ============    ============
Exercisable at December 31                             1,920,085          2,450,795       3,253,511
                                                    ============       ============    ============

Option price range-options outstanding              $2.67-$26.50       $2.67-$25.50    $2.67-$25.50
Option price range-options exercised                $2.73-$14.38       $2.73-$ 9.25    $2.67-$14.38

       Weighted-average exercise prices are as follows:

                                                        1996               1997            1998
                                                    ------------       ------------    ------------
Outstanding at January 1                               $ 12.22           $  15.90        $   9.47
       Granted                                           22.33               9.54           12.59
       Canceled                                          17.19              19.89           12.79
       Exercised                                          7.53               7.49            8.16
Outstanding at December 31                               15.90               9.47           10.98
Exercisable at December 31                                9.65               9.12            9.85

       Certain information is being presented based on a range of exercise prices as of December 31, 1998, as follows:

                                                          $2.67-$8.69         $9.06-$13.38      $13.63-$25.50
                                                          -----------         ------------      -------------
Number of shares outstanding                                2,946,560            2,877,468          2,755,540
Weighted-average exercise price                           $      7.18         $      11.97      $       14.00
Weighted-average remaining
    contractual life                                             7.06                 8.28               9.11
Number of shares exercisable                                1,622,223              960,468            670,820
Weighted-average exercise
    price of shares exercisable                           $      7.02         $      11.69      $       14.07

         The Company adopted the pro forma disclosure provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1996. As required by SFAS 123, pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for employee stock options and stock-based awards granted subsequent to December 31, 1994 under the fair value method provided for under SFAS 123. The weighted-average fair value of stock options granted during 1996, 1997, and 1998 was $13.58, $5.98, and $7.21, respectively. The fair value for the stock options granted to officers and key employees of the Company after January 1, 1995 was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest ranging from 5.54% to 6.83% for 1996, ranging from 5.46% to 6.89% for 1997, and ranging from 4.09% to 5.72% for 1998; a dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock ranging from 53.2% to 54.4% for 1996, ranging from 54.4% to 57.6% for 1997, and ranging from 56.8% to 60.0% for 1998; and a weighted average expected life of each option ranging from 5.5 years to 6.7 years for 1996, 1997, and 1998.

          For purposes of the pro forma disclosures, the estimated fair market value of the options and stock-based awards is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per common share information):

                                                      1996          1997            1998
                                                    ---------     ---------       ---------
Net loss                           As reported      $(104,320)    $(156,947)      $(162,009)
                                     Pro forma      $(110,533)    $(172,884)      $(179,834)

Net loss per common share          As reported      $   (1.02)    $   (1.53)      $   (1.57)
     (basic and diluted)             Pro forma      $   (1.08)    $   (1.68)      $   (1.74)

         Because SFAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

8.   COMMITMENTS

         The Company has operating leases for office and transmitting sites with lease terms ranging from a month to approximately ten years. There are no significant renewal or purchase options. Total rent expense for 1996, 1997, and 1998 was approximately $60.7 million, $69.5 million, and $80.5 million, respectively.

         The following is a schedule by year of future minimum rental payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 1998.

YEAR ENDING DECEMBER 31: (IN THOUSANDS)

         1999                                               $   24,225
         2000                                                   18,680
         2001                                                   13,004
         2002                                                    8,019
         2003                                                    3,671
         Later years                                             4,941
                                                            ----------
              Total minimum payments required               $   72,540
                                                            ==========

         As part of the Company's Restructuring, certain leases will be terminated prior to their scheduled expiration, generally upon the payment of a termination fee, and certain office space and facilities will be subleased through the expiration of the related leases, generally for amounts less than the Company's lease commitments for such space. The aforementioned leases are included in the table above based on the term of the lease without consideration of any potential sublease income.

9.   CONTINGENCIES

         The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business, financial position, or results of operations.

10.  COMMON STOCK AND NET LOSS PER SHARE

         Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the years ended December 31, 1996, 1997, and 1998, was 102.5 million, 102.6 million, and 103.4 million, respectively. The average number of options to purchase shares of the Company's Common Stock during the years ended December 31, 1996, 1997, and 1998, were 5.6 million, 6.0 million, and 7.8 million, respectively, at exercise prices ranging from $2.67 per share to $25.50 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive.

         The Company has 275.0 million of authorized shares, of which 250.0 million are Common Stock and 25.0 million are preferred stock. As of December 31, 1998, approximately 15.8 million shares of Common Stock were reserved for the issuance of shares under the Company's stock option and other plans. As of December 31, 1998, there were no preferred shares issued or outstanding.

         On May 23, 1996, the Company's shareowners approved an employee stock purchase plan of up to 2.0 million shares of the Company's Common Stock. Under the employee stock purchase plan, an employee may elect to purchase shares of the Company's Common Stock at the end of a predetermined period at a price equal to 85% of the fair market value of the Company's Common Stock at the beginning or end of such period, whichever is lower. The Company implemented two-year employee stock purchase plans on January 1, 1997 and 1998, and a one-year plan on January 1, 1999.

11.  NON-RECURRING CHARGES

         During the year ended December 31, 1997, the Company recorded a provision of $12.6 million to write-down certain subscriber devices to their net realizable value. During the year ended December 31, 1996, the Company recorded a provision of $22.5 million to write-off certain subscriber devices deemed to be unrecoverable that had been distributed through a national marketing affiliate to customers who later discontinued service.

12.  STATEMENT OF CASH FLOWS INFORMATION

         Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of December 31, 1998, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest for the years ended December 31, 1996, 1997, and 1998 were approximately $115.5 million, $143.5 million, and $136.2 million, respectively, net of $15.9 million and $21.9 million, respectively, of interest capitalized during the years ended December 31, 1997 and 1998. During the year ended December 31, 1998, the Company utilized $13.5 million of deposits made in 1997 for the purchase of subscriber devices. There were no significant federal or state income taxes paid or refunded for the years ended December 31, 1996, 1997, and 1998.

13.  EMPLOYEE BENEFIT PLANS

         The Company has adopted a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the Code) for all employees who have completed a specified term of service. Effective January 1, 1996, Company contributions equal 50% of employee contributions up to a maximum of 6% of the employee's compensation. Employees may elect to contribute up to 15% of their compensation on a pre-tax basis, not to exceed the maximum amount allowed as determined by the Code. The Company's contributions aggregated approximately $1.9 million in 1996, $2.2 million in 1997, and $2.8 million in 1998.

14.   STOCK PURCHASE RIGHTS

         In September 1994, the Board of Directors of the Company adopted a Stock Purchase Rights Plan and declared a distribution of one common share purchase right for each outstanding share of the Company's Common Stock. As of September 28, 1994, certificates representing shares of the Company's Common Stock also represent ownership of one common share purchase right. In January 1999, the Board of Directors of the Company amended the Rights Plan to eliminate certain provisions held to be unenforceable under Delaware law.

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

         Once a person or group has acquired 20% or more of the outstanding Common Stock of the Company, each right may entitle its holder (other than the 20% person or group) to purchase, at an exercise price of $150, shares of Common Stock of the Company (or of any company that acquires the Company) at a price equal to 50% of their current market price. Under certain circumstances, the Board of Directors may exchange the rights for Common Stock (or equivalent securities) on a one-for-one basis.

       Until declaration of an Adverse Person, or ten (10) days after public announcement that any person or group has acquired 20% or more of the Common Stock of the Company, the rights are redeemable at the option of the Board of Directors. Thereafter, they may be redeemed by the Board of Directors in connection with certain acquisitions not involving any acquiring person or Adverse Person or in certain circumstances following a disposition of shares by the acquiring person or Adverse Person. The redemption price is $0.01 per right. The rights will expire on September 27, 2004, unless redeemed prior to that date.

15.   SEGMENT INFORMATION

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company has adopted SFAS 131 in its 1998 annual financial statements. SFAS 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

         The Company has determined that it has two reportable segments, core operations and advanced messaging operations. The Company's basis for the segments relates to the types of products and services each segment provides. The core operating segment includes the traditional display and alphanumeric services, which are basic one-way services, and 1 1/2-way paging services. The advanced messaging operating segment includes the new two-way wireless messaging services, advanced wireless integration products, consumer content, VoiceNow service, Iridium WorldPage, and other future advanced messaging products.

       The following table presents certain information related to the Company's business segments as of December 31, 1996, 1997, and 1998 or for the years ended December 31, 1996, 1997, and 1998.

(IN THOUSANDS)                                            1996                  1997                  1998
                                                      ----------            ----------             ----------
Net Revenues (1):
     Core(2)                                          $  705,840            $  839,217             $  966,204
     Advanced Messaging                                       --                   272                  2,151
                                                      ----------            ----------             ----------
                                                      $  705,840            $  839,489             $  968,355
                                                      ==========            ==========             ==========
Depreciation and amortization:
     Core(2)                                          $  213,440            $  276,590             $  266,319
     Advanced Messaging                                       --                12,852                 14,940
                                                      ----------            ----------             ----------
                                                      $  213,440            $  289,442             $  281,259
                                                      ==========            ==========             ==========
Operating income (loss):
     Core(2)                                          $   20,897 (3)        $   31,399 (4)         $   17,406 (5)
     Advanced Messaging                                       --               (23,891)               (39,726)(6)
                                                      ----------            ----------             ----------
                                                      $   20,897            $    7,508             $  (22,320)
                                                      ==========            ==========             ==========
Adjusted EBITDA(7):
     Core(2)                                          $  256,837            $  320,589             $  357,725
     Advanced Messaging                                       --               (11,039)               (24,786)
                                                     -----------            ----------             ----------
                                                     $   256,837            $  309,550             $  332,939
                                                     ===========            ==========             ==========
Capital expenditures:
     Core(2)                                         $   390,685            $  224,459             $  199,610
     Advanced Messaging                                   46,703               103,906                 97,431
                                                     -----------            ----------             ----------
                                                     $   437,388            $  328,365             $  297,041
                                                     ===========            ==========             ==========
Net interest expense(8):
     Core(2)                                         $    96,365            $   90,458             $   74,729
     Advanced Messaging                                   27,970                57,233                 66,963
                                                     -----------            ----------             ----------
                                                     $   124,335            $  147,691             $  141,692
                                                     ===========            ==========             ==========
Free Cash Flow(9):
     Core(2)                                         $  (230,213)           $    5,672             $   83,386
     Advanced Messaging                                  (74,673)             (172,178)              (189,180)
                                                     -----------            ----------             ----------
                                                     $  (304,886)           $ (166,506)            $ (105,794)
                                                     ===========            ==========             ==========
Total assets:
     Core(2)                                         $ 1,077,772            $1,045,761             $  932,889
     Advanced Messaging                                  361,841               551,472                648,355
                                                     -----------            ----------             ----------
                                                     $ 1,439,613            $1,597,233             $1,581,244
                                                     ===========            ==========             ==========

(1) Net Revenues are revenues from services, rent, and maintenance plus product sales less the cost of products sold.
(2) The international operations of the Company currently consist entirely of core services and accordingly are included in the Company's core business segment.
(3) Operating income for the core business segment for 1996 includes a $22.5 million non-recurring charge related to the write-off of certain subscriber devices deemed to be unrecoverable that had been distributed through a national marketing affiliate to customers who later discontinued service. See Note 11.
(4) Operating income for the core business segment for 1997 includes a $12.6 million non-recurring charge to write-down certain subscriber devices to their net realizable value. See Note 11.
(5) Operating income for the core business segment for 1998 includes a restructuring charge of $74.0 million. See Note 2.
(6) Operating loss for the advanced messaging business segment for 1998 includes a provision of $4.1 million to write-off a deposit determined to be non-recoverable.
(7) Adjusted EBITDA is earnings before interest, income taxes, depreciation, amortization, minority interest, equity in loss of an unconsolidated subsidiary, restructuring charge, non-recurring charges, and extraordinary loss.
(8) Net interest expense is interest expense less interest income.
(9) Free Cash Flow is Adjusted EBITDA less capital expenditures (excluding payments for spectrum licenses) and debt service.

Adjusted EBITDA and Free Cash Flow are not measures defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles.

16.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

       Quarterly financial information for the two years ended December 31, 1998 is summarized below.

                                                 FIRST         SECOND        THIRD       FOURTH
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        QUARTER       QUARTER       QUARTER      QUARTER
                                               ---------     ---------     ---------    ---------
1997

Services, rent and maintenance
 revenues                                      $ 188,880     $ 199,584     $ 210,611    $ 219,386
Product sales                                     36,368        33,666        35,753       36,728
                                               ---------     ---------     ---------    ---------
Total revenues                                   225,248       233,250       246,364      256,114
Cost of products sold                            (31,357)      (28,805)      (30,341)     (30,984)
                                               ---------     ---------     ---------    ---------
                                                 193,891       204,445       216,023      225,130

Operating income (loss)                             (188)        6,120         8,263       (6,687)(1)
Loss before extraordinary item                   (37,314)      (31,963)      (29,401)     (42,725)(1)
Extraordinary loss                                    --       (15,544)           --           --
Net loss                                         (37,314)      (47,507)      (29,401)     (42,725)(1)

Net loss per share (basic and diluted):
Loss before extraordinary item                     (0.36)        (0.31)        (0.29)       (0.42)(1)
Extraordinary loss                                    --         (0.15)           --           --
Net loss per share                                 (0.36)        (0.46)        (0.29)       (0.42)(1)

1998

Services, rent and maintenance
  revenues                                     $ 229,861     $ 235,172     $ 239,689    $ 240,802
Product sales                                     25,889        29,329        25,382       19,903
                                               ---------     ---------     ---------    ---------
Total revenues                                   255,750       264,501       265,071      260,705
Cost of products sold                            (21,103)      (23,161)      (18,276)     (15,132)
                                               ---------     ---------     ---------    ---------
                                                 234,647       241,340       246,795      245,573

Operating income (loss)                          (56,605)(2)    19,803        17,998       (3,516)(3)
Net loss                                         (92,372)(2)   (15,619)      (16,428)     (37,590)(3)
Net loss per share (basic and diluted)             (0.90)(2)     (0.15)        (0.16)       (0.36)(3)



(1) Operating loss for the fourth quarter of 1997 includes a $12.6 million non-recurring charge related to the write-down of certain subscriber devices to their net realizable value. See Note 11.
(2) Operating loss for the first quarter of 1998 includes a restructuring charge of $74.0 million. See Note 2.
(3) Operating loss for the fourth quarter of 1998 includes a provision of $4.1 million to write-off a deposit determined to be non-recoverable during the fourth quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                              ---------------------

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareowners on May 19, 1999, pages 3 through 6 under the caption "Proposal No. 1 - Election of Three Directors."

         Information regarding the executive officers is included in Part I under the caption "Executive Officers of the Company".

         Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareowners on May 19, 1999, page 13, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION.

         Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareowners on May 19, 1999, pages 6 through 12, under the captions "Proposal No. 1 - Election of Three Directors - Compensation of Directors" and "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareowners on May 19, 1999, pages 2 through 5, under the captions "Beneficial Ownership of Common Stock" and "Proposal No.
1 - Election of Three Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Shareowners on May 19, 1999, page 11, under the caption "Contracts Relating to Employment."

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

              None.

                              PAGING NETWORK, INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  [ITEM 14 (a)]


                                                                                                                    PAGE
                                                                                                                    ----
Report of Independent Auditors                                                                                        24
Consolidated Balance Sheets as of December 31, 1998 and 1997                                                          26
For each of the three years in the period ended December 31, 1998:
     Consolidated Statements of Operations                                                                            25
     Consolidated Statements of Cash Flows                                                                            27
     Consolidated Statements of Shareowners' Deficit                                                                  28
Notes to Consolidated Financial Statements                                                                            29
Consolidated financial statement schedule for each of the
     three years in the period ended December 31, 1998:
     II - Valuation and qualifying accounts                                                                           45
Report of Independent Auditors                                                                                        46

         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEAR ENDED DECEMBER 31, 1996, 1997, AND 1998
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                            BALANCE AT       CHARGED TO       DEDUCTIONS
                                             BEGINNING        COSTS AND        AND OTHER        BALANCE AT
                                             OF PERIOD         EXPENSES      ADJUSTMENTS     END OF PERIOD
                                          ------------     ------------      ------------    -------------
   Allowance for doubtful accounts:
         1996                             $      4,704     $     14,033      $     13,743     $      4,994
         1997                                    4,994           18,343            16,667            6,670
         1998                                    6,670           20,516            16,923           10,263


   Reserve for unrecoverable subscriber
     devices:
         1996                             $      1,345     $        756      $      (319)     $      2,420
         1997                                    2,420            4,184             4,064            2,540
         1998                                    2,540            5,193             3,411            4,322

   Valuation allowance on
     deferred tax assets:
         1996                             $     50,642     $     36,890      $         --     $     87,532
         1997                                   87,532           56,365                --          143,897
         1998                                  143,897           57,599                --          201,496

   Accrued restructuring costs:
         1996                             $         --     $         --      $         --     $         --
         1997                                       --               --                --               --
         1998                                       --           29,000             1,979           27,021

   REPORT OF INDEPENDENT AUDITORS


   The Board of Directors and Shareowners
   Paging Network, Inc.

   We have audited the consolidated financial statements of Paging Network, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 15, 1999. Our audits also included Schedule II - Valuation and Qualifying Accounts. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP



   Dallas, Texas
   February 15, 1999

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PAGING NETWORK, INC.



   Date:   March 22, 1999               By: /s/  John P. Frazee, Jr.
                                           -------------------------------------
                                           John P. Frazee, Jr.
                                           Chairman of the Board of Directors,
                                           President and Chief Executive
                                           Officer (Principal Executive Officer)


   Date:   March 22, 1999               By: /s/  Mark A. Knickrehm
                                           -------------------------------------
                                           Mark A. Knickrehm
                                           Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


                                        PAGING NETWORK, INC.


   Date:   March 22, 1999               By: /s/  John P. Frazee, Jr.
                                           ------------------------------------
                                           John P. Frazee, Jr.,
                                           Chairman of the Board of Directors,
                                           President, Chief Executive
                                           Officer, and Director


   Date:   March 22, 1999               By: /s/  Richard C. Alberding
                                           -------------------------------------
                                           Richard C. Alberding, Director


   Date:   March 22, 1999               By: /s/  Hermann Buerger
                                           -------------------------------------
                                           Hermann Buerger, Director


   Date:   March 22, 1999               By: /s/  Jeffrey M. Cunningham
                                           ------------------------------------
                                           Jeffrey M. Cunningham, Director


   Date:   March 22, 1999               By: /s/  John S. Llewellyn, Jr.
                                           -------------------------------------
                                           John S. Llewellyn, Jr., Director


   Date:   March 22, 1999               By: /s/  Lee M. Mitchell
                                           -------------------------------------
                                           Lee M. Mitchell, Director


   Date:   March 22, 1999               By: /s/  Carl D. Thoma
                                           -------------------------------------
                                           Carl D. Thoma, Director


   Date:   March 22, 1999               By: /s/  Roy A. Wilkens
                                           -------------------------------------
                                           Roy A. Wilkens, Director

                              PAGING NETWORK, INC.
                                INDEX TO EXHIBITS
                                  [ITEM 14 (a)]

   EXHIBIT
   NUMBER                       DESCRIPTION
   -------                      -----------
       3.1        Restated Certificate of Incorporation of the Registrant, as
                  amended (1)

       3.3        By-laws of the Registrant, as amended (11)

       4.1 Articles Sixth, Seventh, Eighth, Twelfth, and Thirteenth of the Restated Certificate of Incorporation of the Registrant, as amended (1)

       4.2        Articles II, III, and VII and Section 1 of Article VIII of the
                  Registrant's Bylaws, as amended (11)

       4.3        Form of Indenture (2)

       4.4        Shareholder Rights Agreement (3)

       4.5        First Amendment to the Shareholder Rights Agreement (11)

         9        None

      10.1        1982 Incentive Stock Option Plan, as amended and restated (1)

      10.2 Form of Stock Option Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

      10.3 Form of Management Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

      10.4 Form of Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

      10.5 Form of Indemnification Agreement executed by recipients of options granted under the 1991 Stock Option Plan (1)

      10.6 Form of First Amendment to Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock
                  Option Plan (1)

      10.7 Form of First Amendment to Management Agreement executed by recipients of options granted under the 1982 Incentive Stock
                  Option Plan (1)

      10.8 Amended and Restated Credit Agreement dated as of May 2, 1995 among the Registrant, NationsBank of Texas, N.A., Toronto
                  Dominion (Texas), Inc., The First National Bank of Boston, and certain other lenders (4)

      10.9 Amendment No. 1 dated as of December 12, 1995 to the Amended and Restated Credit Agreement dated as of May 2, 1995 among the Registrant, NationsBank of Texas, N.A., Toronto Dominion
                  (Texas), Inc., The First National Bank of Boston, and certain other lenders (5)

   EXHIBIT
   NUMBER                       DESCRIPTION
   -------                      -----------
      10.10       Second Amended and Restated Credit Agreement dated as of June 5, 1996, among the Registrant, NationsBank of Texas, N.A., Toronto Dominion
                  (Texas), Inc., The First National Bank of Boston, Chase Securities Inc.,
                  and certain other lenders (6)

      10.11       Loan Agreement dated as of June 5, 1996 among Paging Network of Canada
                  Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (6)

      10.12       Loan Agreement dated as of June 5, 1996 among Madison Telecommunications
                  Holdings, Inc., The Toronto-Dominion Bank, and such other financial institutions as become banks (6)

      10.13       1997 Restricted Stock Plan, as approved by shareowners on May 22, 1997
                  (7)

      10.14       Employment Agreement dated as of August 4, 1997 among the Registrant and
                  John P. Frazee, Jr. (8)

      10.15       First Amendment dated April 18, 1997 to the Loan Agreement dated as of
                  June 5, 1996 among Paging Network of Canada Inc., The Toronto-Dominion
                  Bank, and such other financial institutions as become banks (9)

      10.16       First Amendment dated April 18, 1997 to the Loan Agreement dated as of
                  June 5, 1996 among Madison Telecommunications Holdings, Inc., The
                  Toronto-Dominion Bank, and such other financial institutions as become banks (9)

      10.17       1992 Director Compensation Plan, as amended and restated on April 22,
                  1998 (10)

      10.18       Amended and Restated 1991 Stock Option Plan, as approved by shareowners on May 21, 1998 (10)

      10.19       Letter dated May 26, 1998 regarding Second Amendments effective
                  March 31, 1998 to the Loan Agreements dated as of June 5, 1996: (1)
                  among Paging Network of Canada Inc., The Toronto-Dominion Bank, and
                  such other financial institutions as become banks (2) among Madison
                  Telecommunications Holdings, Inc., The Toronto-Dominion Bank, and
                  such other financial institutions as become banks (10)

      10.20       Forms of Stock Option Agreement executed by recipients of options granted under the 1991 Stock Option Plan (11)

      10.21       Employee Stock Purchase Plan, as amended on December 16, 1998 (11)

      10.22       Severance Pay Plan dated as of January 20, 1999 (11)

      10.23       Form of Stock Option Agreement executed by recipients of options granted under the 1992 Director Compensation Plan (11)

         12       Ratio of Earnings to Fixed Charges for the years ended
                  December 31, 1994, 1995, 1996, 1997, and 1998 (11)

         21       List of the Registrant's Subsidiaries (11)

         23       Consent of Independent Auditors (11)

         27       Financial Data Schedule (11)

--------------------------------------------------------------------------------

      (1)     Previously filed as an exhibit to Registration Statement
              No. 33-42253 on Form S-1 and incorporated herein by reference.

      (2)     Previously filed as an exhibit to Registration Statement
              No. 33-46803 on Form S-1 and incorporated herein by reference.

      (3) Previously filed as an exhibit to the Registrant's Report on Form 8-K on September 15, 1994.

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

      (9) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      (10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

      (11)    Filed herewith.