Form 10-Q
period 1999-03-31
PAGING NETWORK INC
filed 1999-05-17
CIK 878324

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM ______ TO _____.

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

                  Yes [X]                           No [ ]

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

             Title                       Shares Outstanding as of April 30, 1999
---------------------------------        ---------------------------------------
  Common Stock, $ .01 par value                         103,959,140


     The Company's Common Stock is publicly traded on the Nasdaq Stock Market under the symbol "PAGE".

================================================================================

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.


                          Index to Financial Statements

                                                                                          PAGE
                                                                                          ----
Consolidated Balance Sheets as of
     December 31, 1998 and March 31, 1999 (Unaudited)...................................     3

Consolidated Statements of Operations
     for the Three Months Ended March 31, 1998 and 1999 (Unaudited).....................     4

Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1998 and 1999 (Unaudited).....................     5

Notes to Consolidated Financial Statements..............................................     6

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                   (Unaudited)

                                                                                DECEMBER 31,        MARCH 31,
                                                                                    1998              1999
                                                                                ------------      ------------

ASSETS

Current assets:
     Cash and cash equivalents ............................................     $      3,077      $     17,579
     Accounts receivable, less allowance
          for doubtful accounts ...........................................           84,440            72,690
     Inventories ..........................................................            6,379            12,637
     Prepaid expenses and other assets ....................................           15,065            13,594
                                                                                ------------      ------------
          Total current assets ............................................          108,961           116,500

Property, equipment, and leasehold improvements, at cost ..................        1,452,870         1,474,483
     Less accumulated depreciation ........................................         (547,599)         (592,077)
                                                                                ------------      ------------
          Net property, equipment, and leasehold improvements .............          905,271           882,406

Other non-current assets, at cost .........................................          629,372           603,285
     Less accumulated amortization ........................................          (62,360)          (66,804)
                                                                                ------------      ------------
          Net other non-current assets ....................................          567,012           536,481
                                                                                ------------      ------------
                                                                                $  1,581,244      $  1,535,387
                                                                                ============      ============
LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
     Accounts payable .....................................................     $     96,478      $    102,996
     Accrued expenses .....................................................           49,692            38,088
     Accrued interest .....................................................           43,209            39,152
     Accrued restructuring costs, current portion .........................            8,256            13,228
     Customer deposits ....................................................           22,735            20,746
     Deferred revenue .....................................................           15,874            18,241
                                                                                ------------      ------------
          Total current liabilities .......................................          236,244           232,451
                                                                                ------------      ------------

Long-term obligations .....................................................        1,815,137         1,867,202

Accrued restructuring costs, non-current portion ..........................           18,765            13,653

Minority interest .........................................................            1,517             1,335

Commitments and contingencies .............................................             --                --

Shareowners' deficit:
     Common Stock - $.01 par, authorized 250,000,000 shares;
          103,640,554 and 103,959,140 shares issued and outstanding
          as of December 31, 1998 and March 31, 1999, respectively ........            1,036             1,040
     Paid-in capital ......................................................          132,950           134,156
     Accumulated other comprehensive income ...............................            2,378             1,537
     Accumulated deficit ..................................................         (626,783)         (715,987)
                                                                                ------------      ------------
           Total shareowners' deficit......................................         (490,419)         (579,254)
                                                                                ------------      ------------
                                                                                $  1,581,244      $  1,535,387
                                                                                ============      ============


                             See accompanying notes

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          1998           1999
                                                        ---------      ---------
Services, rent and maintenance revenues ...........     $ 229,861      $ 241,868
Product sales .....................................        25,889         21,692
                                                        ---------      ---------
     Total revenues ...............................       255,750        263,560
Cost of products sold .............................       (21,103)       (16,177)
                                                        ---------      ---------
                                                          234,647        247,383
Operating expenses:
     Services, rent and maintenance ...............        51,823         66,890
     Selling ......................................        21,490         24,030
     General and administrative ...................        70,071         88,290
     Depreciation and amortization ................        73,868         66,880
     Provision for asset impairment ...............          --           17,798
     Restructuring charge .........................        74,000           --
                                                        ---------      ---------
         Total operating expenses .................       291,252        263,888
                                                        ---------      ---------

Operating loss ....................................       (56,605)       (16,505)

Other income (expense):
     Interest expense .............................       (36,778)       (36,031)
     Interest income ..............................           512            590
     Minority interest ............................           499            188
                                                        ---------      ---------
         Total other income (expense) .............       (35,767)       (35,253)
                                                        ---------      ---------

Loss before cumulative effect of a change in
     accounting principle .........................       (92,372)       (51,758)
Cumulative effect of a change in accounting
     principle ....................................          --          (37,446)
                                                        ---------      ---------
Net loss ..........................................     $ (92,372)     $ (89,204)
                                                        =========      =========

Net loss per share (basic and diluted):

    Loss before cumulative effect of a change in
         accounting principle .....................     $   (0.90)     $   (0.50)
    Cumulative effect of a change in accounting
         principle ................................          --            (0.36)
                                                        ---------      ---------
Net loss per share ................................     $   (0.90)     $   (0.86)
                                                        =========      =========

                             See accompanying notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           -----------------------
                                                                             1998          1999
                                                                           ---------     ---------

Operating activities:
     Net loss ........................................................     $ (92,372)    $ (89,204)
          Adjustments to reconcile net loss to net cash provided
          by operating activities:
              Provision for asset impairment .........................          --          17,798
              Cumulative effect of a change in accounting principle ..          --          37,446
              Restructuring charge ...................................        74,000          --
              Depreciation ...........................................        66,454        63,116
              Amortization ...........................................         7,414         3,764
              Provision for doubtful accounts ........................         4,724         6,006
              Amortization of debt issuance costs ....................         1,112         1,117
              Minority interest ......................................          (499)         (188)

     Changes in operating assets and liabilities:
              Accounts receivable ....................................        (3,377)        5,744
              Inventories ............................................        (1,327)       (6,258)
              Prepaid expenses and other assets ......................        (1,322)        1,471
              Accounts payable .......................................       (10,252)        6,518
              Accrued expenses and accrued interest ..................        (6,710)      (15,661)
              Accrued restructuring costs ............................          (929)         (140)
              Customer deposits and deferred revenue .................         2,997           378
                                                                           ---------     ---------
Net cash provided by operating activities ............................        39,913        31,907
                                                                           ---------     ---------

Investing activities:
     Capital expenditures ............................................       (43,249)      (69,552)
     Payments for spectrum licenses ..................................        (3,979)         (575)
     Business acquisitions and joint venture investments .............        (3,500)         --
     Other,  net .....................................................        10,852          (646)
                                                                           ---------     ---------
Net cash used in investing activities ................................       (39,876)      (70,773)
                                                                           ---------     ---------

Financing activities:
     Borrowings of long-term obligations .............................        79,201        92,146
     Repayments of long-term obligations .............................       (81,346)      (39,979)
     Proceeds from exercise of stock options .........................         4,558         1,201
                                                                           ---------     ---------
Net cash provided by financing activities ............................         2,413        53,368
                                                                           ---------     ---------

Net increase in cash and cash equivalents ............................         2,450        14,502
Cash and cash equivalents at beginning of period .....................         2,924         3,077
                                                                           ---------     ---------
Cash and cash equivalents at end of period ...........................     $   5,374     $  17,579
                                                                           =========     =========


                             See accompanying notes

                              PAGING NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


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

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

                  The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, except for the cumulative effect of a change in accounting principle discussed in Note 3, the provision for asset impairment discussed in Note 4, and the restructuring charge discussed in Note 5, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 1998, has been derived from the audited financial statements as of that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.       ACCOUNTING CHANGES

                  The Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), effective January 1, 1999. SOP 98-5 requires the expensing of all start-up costs as incurred as well as writing off the remaining unamortized balance of capitalized start-up costs at the date of adoption of SOP 98-5. The impact of the Company's adoption of SOP 98-5 was a charge of $37 million representing the cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999, and an increase in services, rent and maintenance expenses of $5 million and a decrease in depreciation and amortization expense of $1 million for the three months ended March 31, 1999.

                  In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain costs of developing or acquiring computer software for internal use. The Company adopted the provisions of SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 had an insignificant impact on the Company's results of operations or financial position as the Company's policy for accounting for the costs of developing or acquiring computer software for internal use is generally consistent with the provisions of SOP 98-1.

                  In connection with the completion of the buildout of the Company's advanced messaging network, which is expected to occur later in 1999, and the continuing technological advances in the subscriber devices it purchases, the Company is currently evaluating the depreciable lives for both its network equipment and subscriber devices and may adjust such lives upon the completion of this evaluation. Any resulting changes, which may occur as early as the second quarter of 1999, will likely involve an increase in the depreciable lives of network equipment and a decrease in the depreciable lives of certain types of subscriber devices.

4.       PROVISION FOR ASSET IMPAIRMENT

                 The Company recorded a provision of $18 million during the quarter ended March 31, 1999, for the impairment of the assets of the Company's majority-owned Spanish subsidiaries in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During the first quarter of 1999, the Company made the decision to narrow its focus to its North American operations and, as a result, made the decision to sell or otherwise dispose of its operations in Spain. As a result of this decision, the Company analyzed the estimated future cash flows expected to be generated from its Spanish operations and determined that they would not be sufficient to recover the net book value of the assets of the subsidiaries and, accordingly, recorded a provision to writedown the assets of the Spanish subsidiaries based on the estimated value of the Company's investment in its Spanish subsidiaries as of March 31, 1999. No cash costs have been incurred or are expected as a result of the provision for the impairment of the assets of the Company's Spanish subsidiaries.

5.       RESTRUCTURING CHARGE

                 In February 1998, the Company's Board of Directors approved a restructuring of the Company's domestic operations (the Restructuring). As part of the Restructuring, the Company is reorganizing its operations to expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions. The Company expects to eliminate approximately 1,600 positions, net of positions added, through the consolidation of redundant administrative operations and certain key support functions located in offices throughout the country into central facilities (the Centers of Excellence). As a result of the Restructuring, the Company recorded a charge of $74 million, or $0.72 per share (basic and diluted), during the quarter ended March 31, 1998. The components of the charge included (in thousands):

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

                 During the fourth quarter of 1998, the Company identified additional furniture, fixtures, and equipment that will not be utilized following the Restructuring, resulting in an additional non-cash charge of $3 million. This charge was offset by reductions in the provisions for lease obligations and terminations and severance costs as a result of refinements to the Company's schedule for local and regional offices closures. Also as a result of the refinements to the office closing schedule, the Company adjusted, effective October 1, 1998, the depreciable lives of certain of the assets written down in the first quarter of 1998, resulting in a decrease in depreciation expense of approximately $5 million for the first quarter of 1999.

                 The Company's restructuring activity from January 1, 1999 through March 31, 1999 is as follows (in thousands):

                                                                   Utilization of Reserve
                                                  Beginning        -----------------------        Remaining
                                                   Reserve           Cash         Non-Cash         Reserve
                                                  ---------        ---------      --------        ---------
             Lease obligation costs............   $  16,917        $      60       $    --        $  16,857
             Severance costs...................      10,104               80            --           10,024
                                                  ---------        ---------       -------        ---------
               Total...........................   $  27,021        $     140       $    --        $  26,881
                                                  =========        =========       =======        =========

6.       LONG-TERM OBLIGATIONS

                 As of March 31, 1999, the Company had $617 million of borrowings outstanding under its domestic $1 billion revolving credit agreement (the Credit Agreement).

7.       INCOME TAX PROVISION

                 No provision or benefit for income taxes has been made for the three months ended March 31, 1998 and 1999, as the deferred benefit from operating losses was offset by an increase in the valuation allowance.

8.       COMMON STOCK AND NET LOSS PER SHARE

                 Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three months ended March 31, 1998 and 1999 were 103 million and 104 million, respectively. The average number of options to purchase shares of the Company's Common Stock during the three months ended March 31, 1998 was 6 million at exercise prices ranging from $2.67 per share to $14.38 per share. The average number of options to purchase shares of the Company's Common Stock during the three months ended March 31, 1999 was 9 million at exercise prices ranging from $2.73 per share to $25.50 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive.

                 The Company has 275 million authorized shares, of which 250 million are Common Stock and 25 million are preferred stock. As of March 31, 1999, there were no preferred shares issued or outstanding.

9.       COMPREHENSIVE LOSS

                  Comprehensive loss for the three months ended March 31, 1998 and 1999, is as follows (in thousands):

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                               1998           1999
                                                            ---------      ---------
         Net loss.......................................    $ (92,372)     $ (89,204)
         Foreign currency translation adjustments.......         (185)          (841)
                                                            ---------      ---------
          Total comprehensive loss......................    $ (92,557)     $ (90,045)
                                                            =========      =========

10.      STATEMENT OF CASH FLOWS INFORMATION

                 Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of March 31, 1999, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the three months ended March 31, 1998 and 1999, were approximately $40 million and $45 million, respectively, net of interest capitalized during the three months ended March 31, 1998 and 1999 of $5 million and $6 million, respectively. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 1998 and 1999.

11.      SEGMENT INFORMATION

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

                 The following table presents certain information related to the Company's business segments for the three months ended March 31, 1998 and 1999.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ---------------------------
         (IN THOUSANDS)                                 1998              1999
                                                      ---------         ---------
         Net Revenues(1):
                 Core(2) ........................     $ 234,545         $ 244,510
                 Advanced Messaging .............           102             2,873
                                                      ---------         ---------
                                                      $ 234,647         $ 247,383
                                                      =========         =========
         Operating loss:
                 Core(2) ........................     $ (51,798)(3)     $  (7,721)(4)
                 Advanced Messaging .............        (4,807)           (8,784)
                                                      ---------         ---------
                                                      $ (56,605)        $ (16,505)
                                                      =========         =========
         Adjusted EBITDA(5):
                 Core(2) ........................     $  92,163         $  76,351
                 Advanced Messaging .............          (900)           (8,178)
                                                      ---------         ---------
                                                      $  91,263         $  68,173
                                                      =========         =========
         Free Cash Flow(6):
                 Core(2) ........................     $  39,829         $  28,553
                 Advanced Messaging .............       (28,081)          (65,373)
                                                      ---------         ---------
                                                      $  11,748         $ (36,820)
                                                      =========         =========

(1) Net Revenues are revenues from services, rent, and maintenance plus product sales less the cost of products sold.

(2) The international operations of the Company currently consist entirely of core services and accordingly are included in the Company's core business segment.

(3) Operating loss for the core business segment for the first quarter of 1998 includes a restructuring charge of $74 million. See Note 5.

(4) Operating loss for the core business segment for the first quarter of 1999 includes a provision for asset impairment of $18 million. See Note 4.

(5) Adjusted EBITDA is earnings before interest, income taxes, depreciation, amortization, minority interest, restructuring charge, provision for asset impairment, and cumulative effect of a change in accounting principle.

(6) Free Cash Flow is Adjusted EBITDA less capital expenditures (excluding payments for spectrum licenses) and debt service.

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

INTRODUCTION

         Throughout this section the Company makes reference to earnings before interest, income taxes, depreciation, amortization, minority interest, restructuring charge, provision for asset impairment, and cumulative effect of a change in accounting principle (Adjusted EBITDA). EBITDA (earnings before interest, income taxes, depreciation, and amortization) is a key performance measure used in the wireless messaging industry and is one of the financial measures by which the Company's covenants are calculated under the agreements governing its debt obligations. EBITDA and Adjusted EBITDA are not measures defined in generally accepted accounting principles and should not be considered in isolation or as substitutes for measures of performance in accordance with generally accepted accounting principles.

         As of March 31, 1999, the Company has made significant progress toward its previously announced goal of creating a platform for long-term profitable growth. To achieve these objectives, the Company is aggressively implementing the Restructuring, which includes eliminating redundant administrative operations by consolidating certain key support functions. In addition to the Restructuring, the Company is developing branded, customized value-added wireless information and has begun creating customized wireless information management services for its corporate clients. The Company has made considerable progress toward the completion of the build-out of its advanced wireless network. The Company has also completed a thorough review of its customers and prospects by market in order to design a sales and marketing organizational structure that will be more clearly aligned with its customers' needs and with the Company's overall strategic direction. The new sales and marketing organizational structure will enable the Company to market a broadly diversified portfolio of products to a highly sophisticated set of customers. The structure is based on the following principles:

         o Align sales and marketing objectives to be consistent with the Company's overall business objectives;
         o Build a marketing organization focused on growing existing products and services and developing new products, services, and initiatives to drive profitable growth;
         o Stratify the sales organization and apply focused training programs and compensation plans that will develop the skill sets necessary to successfully penetrate each customer group; and
         o Provide the necessary support systems, processes, and tools to achieve targeted sales objectives.

         The new field sales structure was implemented during April 1999. The structure includes defined account segmentation and focused selling skills, career paths for all sales colleagues, performance measurements to continually reevaluate sales efforts, specified training curriculums for each selling group, and market competitive compensation plans. This structure is designed to support the Company's objective of increased sales results and effectiveness.

RESULTS OF OPERATIONS

         Revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three-month period ended March 31, 1999, were $247 million, an increase of 5.4% over $235 million for the comparable period ended March 31, 1998. Revenues from services, rent and maintenance, which the Company considers its primary business, increased 5.2% to $242 million for the three months ended March 31, 1999, compared to $230 million for the three months ended March 31, 1998. The increases from 1998 to 1999 were primarily due to an increase in average revenue per unit resulting from pricing initiatives and the changing mix of the Company's subscriber base toward higher revenue products and services.

         In an effort to increase the overall profitability of its services, the Company has increased its focus toward higher value products and services such as alphanumeric and nationwide paging. In addition, in an effort to reduce the number of customers using unprofitable services, the Company has instituted certain price initiatives, including setting appropriate minimum pricing levels for new business and selectively increasing pricing to existing customers using certain services. The Company expects these initiatives, along with sales productivity increases associated with the Company's Restructuring which will allow field sales personnel to focus solely on sales, to result in incremental annual revenues during 1999 and beyond. However, as a result of these actions, the Company experienced a net decrease in units in service during the first quarter of 1999, a trend that began during the second half of 1998 and that the Company expects to continue throughout the first half of 1999. The number of units in service with subscribers at March 31, 1999 was 9,930,000, compared to 10,110,000 and 10,479,000 units in service with subscribers at December 31, 1998 and March 31, 1998, respectively. The average revenue per unit for the Company's core domestic operations increased to $8.04 for the three months ended March 31, 1999, compared to $7.36 for the corresponding period of 1998. The Company is continuing to review its pricing structure for all of its services.

         Product sales decreased 16.2% to $22 million for the three months ended March 31, 1999, compared to $26 million for the same period in 1998. The decrease in product sales and corresponding decrease in cost of products sold from 1998 to 1999 resulted primarily from the Company's efforts to reduce the number of customers using unprofitable services through certain pricing initiatives, which resulted in a substantial decrease in sales through the Company's reseller channel.

         Services, rent and maintenance expenses increased 29.1% to $67 million for the three months ended March 31, 1999, compared to $52 million for the three months ended March 31, 1998. The increase in services, rent and maintenance expenses was primarily attributable to increased contracted dispatch costs related to advanced messaging units placed in service during 1998 and the first quarter of 1999, the adoption of Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5), effective January 1, 1999, which required the expensing of certain costs previously capitalized, increased pager parts and repairs expense, and expenses associated with an increase in transmitter sites.

         Selling expenses increased 11.8% to $24 million for the three months ended March 31, 1999, from $21 million for the three months ended March 31,1998. The increase in selling expenses resulted primarily from marketing research, development costs, and advertising expenses associated with the Company's continued promotion of its advanced messaging operations, including such costs related to its new two-way service. The marketing research, development costs, and advertising expenses associated with the Company's advanced messaging operations are expected to grow in future periods due to expanded promotion of its two-way service.

         General and administrative expenses increased 26.0% to $88 million for the first quarter of 1999, compared to $70 million for the corresponding period of 1998. The increase in general and administrative expenses was primarily related to expenses associated with establishing the Company's Centers of Excellence, redundant operating costs associated with operating both its new Centers of Excellence infrastructure and its traditional decentralized infrastructure, and increased levels of contract labor utilized during the transition to the Centers of Excellence infrastructure.

         Depreciation and amortization expense decreased 9.5% to $67 million for the three months ended March 31, 1999, compared to $74 million for the three months ended March 31, 1998. The decrease in depreciation and amortization expense resulted primarily from certain property and equipment becoming fully depreciated, certain non-current assets becoming fully amortized, and the write-off of start-up costs upon the adoption of SOP 98-5. The Company expects to commence depreciation and amortization on a majority of the assets related to its Centers of Excellence during the second and third quarters of 1999 and its advanced messaging operations during the third and fourth quarters of 1999, which together are expected to increase depreciation and amortization expense for the year ended December 31, 1999 by approximately $15 million.

         In connection with the completion of the buildout of the Company's advanced messaging network, which is expected to occur later in 1999, and the continuing technological advances in the subscriber devices it purchases, the Company is currently evaluating the depreciable lives for both its network equipment and subscriber devices and may adjust such lives upon the completion of this evaluation. Any resulting changes, which may occur as early as the second quarter of 1999, will likely involve an increase in the depreciable lives of network equipment and a decrease in the depreciable lives of certain types of subscriber devices.

         The Company recorded a provision of $18 million during the quarter ended March 31, 1999, for the impairment of the assets of the Company's majority-owned Spanish subsidiaries. See further discussion in Note 4 to the Consolidated Financial Statements.

         The Company recorded a restructuring charge of $74 million during the quarter ended March 31, 1998, as a result of a Restructuring approved by the Company's Board of Directors in February 1998. As part of the Restructuring, the Company is reorganizing its operations to expand its sales organization and eliminate redundant administrative operations by consolidating certain key support functions into Centers of Excellence. See further discussion in Note 5 to the Consolidated Financial Statements.

         As a result of the above factors, Adjusted EBITDA decreased 25.3% to $68 million for the first quarter of 1999, compared to $91 million for the corresponding period in 1998. Adjusted EBITDA and Adjusted EBITDA as a percentage of Net Revenues were negatively impacted by the Company's advanced messaging operations, the formation of its Centers of Excellence, its international operations, and the adoption of SOP 98-5.

         Interest expense, net of amounts capitalized, was relatively flat for the three months ended March 31, 1999, compared to the same period of 1998. Interest expense, net of amounts capitalized, was $36 million for the first quarter of 1999, compared to $37 million for the first quarter of 1998.

         The Company adopted the provisions of SOP 98-5 effective January 1, 1999 and recorded a charge of $37 million as a cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations and expansion into new markets and product lines have required substantial capital investment for the development and installation of wireless communications systems and for the procurement of subscriber devices and related equipment. Furthermore, the Company is currently in the process of building an advanced messaging network over which it can deploy new enhanced messaging services and customized wireless information and completing the formation of its Centers of Excellence. Capital expenditures (excluding payments for spectrum licenses) were $70 million for the three months ended March 31, 1999, compared to $43 million for the corresponding period of 1998. The increase in capital expenditures in 1999 was primarily related to the Company's advanced messaging network and its Centers of Excellence. Capital expenditures related to the Company's buildout of its advanced messaging network were $30 million for the three months ended March 31, 1999, compared to $10 million for the corresponding period of 1998. Capital expenditures related to establishing the Company's Centers of Excellence, including new system implementations, were $8 million for the three months ended March 31, 1999, compared to $3 million for the same period of 1998.

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

         For the first three months of 1999, capital expenditures were funded by net cash provided by operating activities of $32 million, as well as incremental borrowings. Net cash provided by operating activities decreased $8 million for the three months ended March 31, 1999, as compared to the same period of 1998. The decrease resulted primarily from an increase in net loss before restructuring charge, the provision for asset impairment, and the cumulative effect of a change in accounting principle.

         As of March 31, 1999, the Company had $617 million of borrowings under its $1 billion domestic revolving credit agreement (the Credit Agreement). As of April 30, 1999, this amount had increased to $642 million. Under the Company's debt agreements, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1 billion or an amount based primarily upon the Company's domestic EBITDA for the most recent fiscal quarter. For purposes of determining available borrowings under the Credit Agreement, domestic EBITDA is based on generally accepted accounting principles in existence as of December 31, 1995. As a result, certain items now expensed as a period cost under the provisions of SOP 98-5 and Emerging Issues Task Force Consensus 97-13 are added back to net loss in determining EBITDA, as defined in the Credit Agreement. Such add backs aggregated $8 million for the first quarter of 1999. As of March 31, 1999, approximately $100 million was available for additional borrowings as of that date based on the Company's domestic EBITDA for the first quarter of 1999. The availability of additional borrowings in periods subsequent to March 31, 1999 is based upon the Company's domestic EBITDA for such future periods. The Company anticipates that, similar to the first quarter of 1999, domestic EBITDA will be negatively impacted during the second quarter of 1999 by (i.) expenses associated with establishing the Company's Centers of Excellence infrastructure while at the same time maintaining its traditional decentralized infrastructure, and (ii.) expenses related to the completion of the Company's advanced messaging network. The Company was in compliance with the covenants of its Credit Agreement at the end of the first quarter of 1999, and has implemented expense-control measures aimed at maintaining continued compliance. While no assurances can be given, the Company believes that, based on continuing expense control and stable sales levels, it will remain in compliance with the covenants of its Credit Agreement and have sufficient capital resources to complete the Centers of Excellence infrastructure and advanced messaging network and to make other planned capital expenditures.

         The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $70 million. As of March 31, 1999, approximately $47 million of borrowings were outstanding under the Canadian credit facilities. Additional borrowings are available under these facilities, provided such borrowings are either collateralized or certain financial covenants are met. As of March 31, 1999, the Company's Canadian subsidiaries are in compliance with all financial covenants of their separate credit agreements; however, the Company has entered into negotiations with the lenders under its Canadian Credit Agreements to modify certain covenants that the Company believes may not be satisfied during the second and third quarters of 1999. Although the Company anticipates that these negotiations will be successful and will not result in a material change in borrowing capacity or interest expense, no assurance can be made that such result will be attained. The negotiations with the lenders under its Canadian Credit Agreements are not expected to effect the terms of the domestic credit facility.

         The deficiency in Free Cash Flow, defined as Adjusted EBITDA less capital expenditures (excluding payments for spectrum licenses) and debt service, for the Company's consolidated operations for the three months ended March 31,1999 was $37 million. Free Cash Flow for the Company's consolidated operations was $12 million for the three months ended March 31, 1998. Free Cash Flow is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of performance in accordance with generally accepted accounting principles. The decline in Free Cash Flow for the three months ended March 31, 1999 was primarily the result of an increase in capital expenditures and a decrease in Adjusted EBITDA, as previously noted. Payments for spectrum licenses totaled $4 million and $1 million, respectively, for the three months ended March 31, 1998 and 1999.


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

         The Company has implemented a task force and developed a comprehensive plan to address Year 2000 issues, and is utilizing both internal and external resources to identify, renovate, and test its systems. The Company has developed an approach to address Year 2000 issues that includes phases for inventory of business processes and systems, assessment of Year 2000 risk, remediation, testing, implementation and evaluation. The

Company has completed the inventory and assessment phases for all business processes. The remediation and testing phases are ongoing. The Company is in the process of testing its software application systems and its embedded systems, such as its paging terminals and paging network. To date, a number of the Company's systems have either been fully tested or partially tested, while other systems are scheduled to be tested. Many applications are currently Year 2000 compliant, and those that are not have been earmarked for retirement, replacement, or remediation. In connection with the Restructuring, the Company is currently in the process of replacing all of its core systems for its new Centers of Excellence. The Company has completed Year 2000 readiness assessment and testing on these systems. All of the Company's critical messaging and business applications are expected to be retired, replaced or remediated by mid-year 1999. Implementations of replacement systems or remediated systems have been completed for several critical systems, while other are in process or scheduled to be performed. The evaluation phase for the Year 2000 project will be conducted in the latter half of 1999, and will consist of business process reviews to ensure all Year 2000 issues have been addressed.

         The Company anticipates its total cost associated with correcting Year 2000 problems, including the expenses necessary to remediate the Company's existing systems and costs related to the collection of third-party Year 2000 readiness information, to be $3 million to $5 million, of which approximately $2 million has been incurred as of March 31, 1999. In addition, in connection with the Restructuring, the Company is currently in the process of replacing all of its core systems for its new Centers of Excellence at an estimated cost of approximately $80 million to $100 million.

         The Company is working with Motorola, Inc., Glenayre Technologies, Inc., and other primary vendors that currently supply the Company with subscriber devices, wireless messaging terminals, and network facilities, to assess their Year 2000 readiness. The Company's primary vendors are making the preparations necessary for their products and services to be ready for the Year 2000. However, there can be no assurance that third parties, on which the Company's business relies, will successfully remediate their systems on a timely basis. The Company also relies on the provision of electrical power and telecommunications transmission services in the operation of its business. The Company has queried all of its primary electrical and telecommunications suppliers regarding Year 2000 compliance. Each supplier queried believes that it will be Year 2000 ready by the end of 1999. The Company has no means of confirming these statements, nor any ability to ensure Year 2000 compliance by these suppliers. The Company believes that although it may experience power and/or transmission outages related to Year 2000 noncompliance, these outages will be limited in both scope and duration and will not have a material adverse effect on the Company's ability to operate nor on its results of operations. In addition, the possibility of power and/or transmission outages is being addressed in the contingency planning process described below.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         There have been no material changes from the information provided in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


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


                               PAGING NETWORK, INC.




Date: May 12, 1999             By: /s/ John P. Frazee, Jr.
                                   -----------------------------------------
                                       John P. Frazee, Jr.
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date: May 12, 1999             By: /s/ Mark A. Knickrehm
                                   -----------------------------------------
                                       Mark A. Knickrehm
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX

   EXHIBIT
    NUMBER                             DESCRIPTION
   ------- ---------------------------------------------------------------------

     3.1  Restated Certificate of Incorporation of the Registrant, as amended
          (1)

     3.3  By-laws of the Registrant, as amended (11)

     4.1  Articles Sixth, Seventh, Eighth, Twelfth, and Thirteenth of the
          Restated Certificate of Incorporation of the Registrant, as amended
          (1)

     4.2  Articles II, III, and VII and Section I of Article VIII of the
          Registrant's By-laws, as amended (11)

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

      EXHIBIT
      NUMBER                            DESCRIPTION
      ------  -----------------------------------------------------------------
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

      10.20 Forms of Stock Option Agreement executed by recipients of options granted under the 1991 Stock Option Plan (11)

      10.21   Employee Stock Purchase Plan, as amended on December 16, 1998 (11)

      10.22   Severance Pay Plan dated as of January 20, 1999 (11)

      10.23 Form of Stock Option Agreement executed by recipients of options granted under the 1992 Director Compensation Plan (11)

         12   Ratio of Earnings to Fixed Charges for the three months ended March
              31, 1998 and 1999 (12)

         27   Financial Data Schedule (12)

--------------------------------------------------------------------------------

      (1) Previously filed as an exhibit to Registration Statement No. 33-42253 on Form S-1 and incorporated herein by reference.

      (2) Previously filed as an exhibit to Registration Statement No. 33-46803 on Form S-1 and incorporated herein by reference.

      (3) Previously filed as an exhibit to the Registrant's Report an Form 8-K on September 15, 1994.

      (4) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

      (5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal ended December 31, 1995.

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

      (11) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      (12)  Filed herewith.