Form 10-Q
period 1999-06-30
PAGING NETWORK INC
filed 1999-08-13
CIK 878324

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

               Yes  X                                          No
                   ---                                            ---

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

               Title                      Shares Outstanding as of July 31, 1999
     -----------------------------        --------------------------------------
     Common Stock, $ .01 par value                      103,959,240


     The Company's Common Stock is publicly traded on the Nasdaq Stock Market under the symbol "PAGE".

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                          Index to Financial Statements

                                                                                 PAGE
                                                                                 ----
Consolidated Balance Sheets as of
     December 31, 1998 and June 30, 1999 (Unaudited)............................   3

Consolidated Statements of Operations
     for the Three and Six Months Ended June 30, 1998 and 1999 (Unaudited)......   4

Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1998 and 1999 (Unaudited)................   5

Notes to Consolidated Financial Statements......................................   6

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                   (Unaudited)

                                                                                    DECEMBER 31,    JUNE 30,
                                                                                       1998            1999
                                                                                    -----------    -----------
ASSETS

Current assets:
     Cash and cash equivalents ..................................................   $     3,077    $    11,343
     Accounts receivable, less allowance
          for doubtful accounts .................................................        84,440         67,523
     Inventories ................................................................         6,379         10,406
     Prepaid expenses and other assets ..........................................        15,065         13,160
                                                                                    -----------    -----------
          Total current assets ..................................................       108,961        102,432

Property, equipment, and leasehold improvements, at cost ........................     1,452,870      1,488,508
     Less accumulated depreciation ..............................................      (547,599)      (693,722)
                                                                                    -----------    -----------
          Net property, equipment, and leasehold improvements ...................       905,271        794,786

Other non-current assets, at cost ...............................................       629,372        609,070
     Less accumulated amortization ..............................................       (62,360)       (73,022)
                                                                                    -----------    -----------
          Net other non-current assets ..........................................       567,012        536,048
                                                                                    -----------    -----------
                                                                                    $ 1,581,244    $ 1,433,266
                                                                                    ===========    ===========
LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
     Accounts payable ...........................................................   $    96,478    $    92,883
     Accrued expenses ...........................................................        49,692         41,715
     Accrued interest ...........................................................        43,209         44,716
     Accrued restructuring costs, current portion ...............................         8,256         13,306
     Customer deposits ..........................................................        22,735         19,078
     Deferred revenue ...........................................................        15,874         19,445
                                                                                    -----------    -----------
          Total current liabilities .............................................       236,244        231,143
                                                                                    -----------    -----------

Long-term obligations ...........................................................     1,815,137      1,864,142

Accrued restructuring costs, non-current portion ................................        18,765         12,782

Minority interest ...............................................................         1,517            (70)

Commitments and contingencies ...................................................          --             --

Shareowners' deficit:
     Common Stock - $.01 par, authorized 250,000,000 shares;
          103,640,554 and 103,959,140 shares issued and outstanding
          as of December 31, 1998 and  June 30, 1999, respectively ..............         1,036          1,040
     Paid-in capital ............................................................       132,950        134,156
     Accumulated other comprehensive income .....................................         2,378          1,371
     Accumulated deficit ........................................................      (626,783)      (811,298)
                                                                                    -----------    -----------
           Total shareowners' deficit ...........................................      (490,419)      (674,731)
                                                                                    -----------    -----------
                                                                                    $ 1,581,244    $ 1,433,266
                                                                                    ===========    ===========

                             See accompanying notes

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                      ----------------------    ----------------------
                                                        1998         1999         1998         1999
                                                      ---------    ---------    ---------    ---------
Services, rent and maintenance revenues ...........   $ 235,172    $ 231,635    $ 465,033    $ 473,503
Product sales .....................................      29,329       22,930       55,218       44,622
                                                      ---------    ---------    ---------    ---------
     Total revenues ...............................     264,501      254,565      520,251      518,125
Cost of products sold .............................     (23,161)     (10,462)     (44,264)     (26,639)
                                                      ---------    ---------    ---------    ---------
                                                        241,340      244,103      475,987      491,486
Operating expenses:
     Services, rent and maintenance ...............      53,545       63,782      105,368      130,672
     Selling ......................................      23,546       21,962       45,036       45,992
     General and administrative ...................      74,153       87,939      144,224      176,229
     Depreciation and amortization ................      70,293      128,668      144,161      195,548
     Provision for asset impairment ...............        --           --           --         17,798
     Restructuring charge .........................        --           --         74,000         --
                                                      ---------    ---------    ---------    ---------
          Total operating expenses ................     221,537      302,351      512,789      566,239
                                                      ---------    ---------    ---------    ---------

Operating income (loss) ...........................      19,803      (58,248)     (36,802)     (74,753)

Other income (expense):
     Interest expense .............................     (36,753)     (37,770)     (73,531)     (73,801)
     Interest income ..............................         518          715        1,030        1,305
     Minority interest ............................         813           (8)       1,312          180
                                                      ---------    ---------    ---------    ---------
          Total other income (expense) ............     (35,422)     (37,063)     (71,189)     (72,316)
                                                      ---------    ---------    ---------    ---------

Loss before cumulative effect of a change in
     accounting principle .........................     (15,619)     (95,311)    (107,991)    (147,069)
Cumulative effect of a change in accounting
     principle ....................................        --           --           --        (37,446)
                                                      ---------    ---------    ---------    ---------

Net loss ..........................................   $ (15,619)   $ (95,311)   $(107,991)   $(184,515)
                                                      =========    =========    =========    =========
Net loss per share (basic and diluted):

Loss before cumulative effect of a change in
     accounting principle .........................   $   (0.15)   $   (0.92)   $   (1.05)   $   (1.42)
Cumulative effect of a  change in accounting
     principle ....................................        --           --           --          (0.36)
                                                      ---------    ---------    ---------    ---------

Net loss per share ................................   $   (0.15)   $   (0.92)   $   (1.05)   $   (1.78)
                                                      =========    =========    =========    =========


                             See accompanying notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              ----------------------
                                                                                1998         1999
                                                                              ---------    ---------
Operating activities:
     Net loss .............................................................   $(107,991)   $(184,515)
          Adjustments to reconcile net loss to net cash provided
          by operating activities:
                 Provision for asset impairment ...........................        --         17,798
                 Cumulative effect of a change in accounting principle ....        --         37,446
                 Restructuring charge .....................................      74,000         --
                 Depreciation .............................................     130,146      186,545
                 Amortization .............................................      14,015        9,003
                 Provision for doubtful accounts ..........................       9,201       12,630
                 Amortization of debt issuance costs ......................       2,215        2,260
                 Minority interest ........................................      (1,312)        (180)
                 Other ....................................................       2,313         --

     Changes in operating assets and liabilities:
                 Accounts receivable ......................................      (3,201)       3,155
                 Inventories ..............................................       3,080       (4,194)
                 Prepaid expenses and other assets ........................         147        1,762
                 Accounts payable .........................................     (13,658)      (1,947)
                 Accrued expenses and accrued interest ....................       6,919       (6,160)
                 Accrued restructuring costs ..............................      (1,335)        (933)
                 Customer deposits and deferred revenue ...................       3,484          (12)
                                                                              ---------    ---------
Net cash provided by operating activities .................................     118,023       72,658
                                                                              ---------    ---------

Investing activities:
     Capital expenditures .................................................     (87,726)    (105,956)
     Payments for spectrum licenses .......................................      (4,524)      (2,546)
     Business acquisitions and joint venture investments ..................      (3,500)        --
     Other, net ...........................................................       7,753       (6,749)
                                                                              ---------    ---------
Net cash used in investing activities .....................................     (87,997)    (115,251)
                                                                              ---------    ---------

Financing activities:
     Borrowings of long-term obligations ..................................     123,349      144,637
     Repayments of long-term obligations ..................................    (148,618)     (94,979)
     Proceeds from exercise of stock options ..............................       6,724        1,201
                                                                              ---------    ---------
Net cash provided by (used in) financing activities .......................     (18,545)      50,859
                                                                              ---------    ---------

Net increase in cash and cash equivalents .................................      11,481        8,266
Cash and cash equivalents at beginning of period ..........................       2,924        3,077
                                                                              ---------    ---------
Cash and cash equivalents at end of period ................................   $  14,405    $  11,343
                                                                              =========    =========


                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


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

3.       ACCOUNTING CHANGES

                   Effective April 1, 1999, the Company changed the depreciable lives for its subscriber devices and certain network equipment. The Company changed the depreciable lives of its subscriber devices from three years to two years and the depreciable life of certain of its network equipment from seven years to ten years. The changes resulted from a review by the Company of the historical usage periods of its subscriber device and its network equipment and the Company's expectations regarding future usage periods for subscriber devices considering current and projected technological advances. As a result of these changes, depreciation expense increased by approximately $69 million during the three months ended June 30, 1999.

                  The Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), effective January 1, 1999. SOP 98-5 requires the expensing of all start-up costs as incurred as well as writing off the remaining unamortized balance of capitalized start-up costs at the date of adoption of SOP 98-5. The impact of the Company's adoption of SOP 98-5 was a charge of $37 million representing the cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999, and an increase in services, rent and maintenance expenses of $5 million and $10 million, respectively, for the three and six months ended June 30, 1999 and a decrease in depreciation and amortization expense of $1 million and $3 million, respectively, for the three and six months ended June 30, 1999.

                  In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For of Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain costs of developing or acquiring computer software for internal use. The Company adopted the provisions of SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 had an insignificant impact on the Company's results of operations or financial position as the Company's policy for accounting for the costs of developing or acquiring computer software for internal use is generally consistent with the provisions of SOP 98-1.

4.       PROVISION FOR ASSET IMPAIRMENT

                  The Company recorded a provision of $18 million during the quarter ended March 31, 1999, for the impairment of the assets of the Company's majority-owned Spanish subsidiaries in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During the first quarter of 1999, the Company made the decision to narrow its focus to its North American operations and, as a result, made the decision to sell or otherwise dispose of its operations in Spain. As a result of this decision, the Company analyzed the estimated future cash flows expected to be generated from its Spanish operations and determined that they would not be sufficient to recover the net book value of the assets of the subsidiaries and, accordingly, recorded a provision to writedown the assets of the Spanish subsidiaries based on the estimated value of the Company's investment in its Spanish subsidiaries as of March 31, 1999. No cash costs have been incurred or are expected as a result of the provision for the impairment of the assets of the Company's Spanish subsidiaries. Effective April 1, 1999, the Company began accounting for its Spanish subsidiaries under the cost method due to the temporary nature of the investment.

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

              Write-down of property and equipment              $   38,900
              Lease obligations and terminations                    18,900
              Severance and related benefits                        12,700
              Other                                                  3,500
                                                                ----------
                   Total restructuring charge                   $   74,000
                                                                ==========

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

                  During the fourth quarter of 1998, the Company identified additional furniture, fixtures, and equipment that will not be utilized following the Restructuring, resulting in an additional non-cash charge of $3 million. This charge was offset by reductions in the provisions for lease obligations and terminations and severance costs as a result of refinements to the Company's schedule for local and regional offices closures. Also as a result of the refinements to the office closing schedule, the Company adjusted, effective October 1, 1998, the depreciable lives of certain of the assets written down in the first quarter of 1998, resulting in a decrease in depreciation expense of approximately $5 million for the second quarter of 1999 and $10 million for the six months ended June 30, 1999.

                  The Company's restructuring activity from January 1, 1999 through June 30, 1999 is as follows (in thousands):

                                                  Beginning     Utilization of Reserve     Remaining
                                                   Reserve        Cash        Non-Cash      Reserve
                                                  ---------     ---------     ---------    ---------
             Lease obligation costs............   $  16,917     $     471     $      --    $  16,446
             Severance costs...................      10,104           462            --        9,642
                                                  ---------     ---------     ---------    ---------
                   Total.......................   $  27,021     $     933     $      --    $  26,088
                                                  =========     =========     =========    =========

6.       LONG-TERM OBLIGATIONS

                  As of June 30, 1999, the Company had $612 million of borrowings outstanding under its domestic $1 billion revolving credit agreement (the Credit Agreement).

7.       INCOME TAX PROVISION

                  No provision or benefit for income taxes has been made for the three and six months ended June 30, 1998 and 1999, as the deferred benefit from operating losses was offset by an increase in the valuation allowance.

8.       COMMON STOCK AND NET LOSS PER SHARE

                  Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three months ended June 30, 1998 and 1999 were 103 million and 104 million, respectively. The number of shares used to compute per share amounts for the six months ended June 30, 1998 and 1999 were 103 million and 104 million, respectively. The average number of options to purchase shares of the Company's Common Stock during the three and six months ended June 30, 1998 were 8 million and 7 million, respectively, at exercise prices ranging from $2.67 per share to $25.50 per share. The average number of options to purchase shares of the Company's Common Stock during the three and six months ended June 30, 1999 were 10 million at exercise prices ranging from $2.73 per share to $25.50 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive.

                  The Company has 275 million authorized shares, of which 250 million are Common Stock and 25 million are preferred stock. As of June 30, 1999, there were no preferred shares issued or outstanding.


9.       COMPREHENSIVE LOSS

                  Comprehensive loss for the three and six months ended June 30, 1998 and 1999, is as follows (in thousands):

                                                                    Three Months                  Six Months
                                                                   ended June 30,               Ended June 30,
                                                              ------------------------     -------------------------
                                                                1998           1999            1998           1999
                                                              ---------     ----------     ----------     ----------
         Net loss .........................................   $(15,619)     $  (95,311)    $ (107,991)    $ (184,515)
         Foreign currency translation adjustments .........      1,295            (166)         1,110         (1,007)
                                                              --------      ----------     ----------     ----------
             Total comprehensive loss .....................   $(14,324)     $  (95,477)    $ (106,881)    $ (185,522)
                                                              ========      ==========     ==========     ==========

10.      STATEMENT OF CASH FLOWS INFORMATION

                  Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of June 30, 1999, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during both the six months ended June 30, 1998 and 1999, were approximately $70 million, net of interest capitalized during the six months ended June 30, 1998 and 1999 of $9 million and $11 million, respectively. There were no significant federal or state income taxes paid or refunded for the six months ended June 30, 1998 and 1999.

11.      SEGMENT INFORMATION

                 The Company has determined that it has two reportable segments, core operations and advanced messaging operations. The Company's basis for the segments relates to the types of products and services each segment provides. The core operating segment includes the traditional display and alphanumeric services, which are basic one-way services, and 1 1/2-way paging services. The advanced messaging operating segment includes the new two-way wireless messaging services, advanced wireless integration products, wireless software sales, consumer content, VoiceNow service, Iridium WorldPage, and other future advanced messaging products.

                 The following table presents certain information related to the Company's business segments for the three and six months ended June 30, 1998 and 1999.

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                    ----------------------    ------------------------
(IN THOUSANDS)                         1998         1999        1998           1999
                                    ---------    ---------    ---------      ---------
Net Revenues (1):
         Core (2) ...............   $ 241,281    $ 240,721    $ 475,826      $ 485,231
         Advanced  Messaging ....          59        3,382          161          6,255
                                    ---------    ---------    ---------      ---------
                                    $ 241,340    $ 244,103    $ 475,987      $ 491,486
                                    =========    =========    =========      =========

Operating income (loss):
         Core (2) ...............   $  25,223    $ (46,525)   $ (26,575)(3)  $ (54,246)(4)
         Advanced Messaging .....      (5,420)     (11,723)     (10,227)       (20,507)
                                    ---------    ---------    ---------      ---------
                                    $  19,803    $ (58,248)   $ (36,802)     $ (74,753)
                                    =========    =========    =========      =========

Adjusted EBITDA (5):
         Core (2) ...............   $  91,933    $  81,506    $ 184,096      $ 157,857
         Advanced Messaging......      (1,837)     (11,086)      (2,737)       (19,264)
                                    ---------    ---------    ---------      ---------
                                    $  90,096    $  70,420    $ 181,359      $ 138,593
                                    =========    =========    =========      =========

Free Cash Flow (6):
         Core (2) ...............   $  36,994    $  33,614    $  76,823      $  62,167
         Advanced Messaging .....     (27,610)     (36,653)     (55,691)      (102,026)
                                    ---------    ---------    ---------      ---------
                                    $   9,384    $  (3,039)   $  21,132      $ (39,859)
                                    =========    =========    =========      =========


(1) Net Revenues are revenues from services, rent, and maintenance plus product sales less the cost of products sold.
(2) The international operations of the Company currently consist entirely of core services and accordingly are included in the Company's core business segment.
(3) Operating loss for the core business segment for the first six months of 1998 includes a restructuring charge of $74 million. See Note 5.
(4) Operating loss for the core business segment for the first six months of 1999 includes a provision for asset impairment of $18 million. See Note 4.
(5) Adjusted EBITDA is earnings before interest, income taxes, depreciation, amortization, minority interest, restructuring charge, provision for asset impairment, and cumulative effect of a change in accounting principle.
(6) Free Cash Flow is Adjusted EBITDA less capital expenditures (excluding payments for spectrum licenses) and debt service.


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

         As of June 30, 1999, the Company has made significant progress toward its previously announced goal of creating a platform for long-term profitable growth. To achieve its objectives, the Company is aggressively implementing the Restructuring, which includes eliminating redundant administrative operations by consolidating certain key support functions. The Company also has made significant progress in the build-out of its advanced wireless network, which, when completed, will permit enhanced delivery of a broad portfolio of wireless information products and services. In April 1999, the Company completed a realignment of its sales and marketing organizations to more clearly align those groups with customers' needs and the Company's overall strategic direction.

         In June 1999, the Company announced the formation of a new wholly owned subsidiary, VAST Wireless Solutions, Inc., to accelerate the development and commercialization of business opportunities in three related areas: the Company's Internet-based wireless information content; its business solutions capabilities; and its wireless content gateway. Organizationally separating VAST Wireless Solutions from the Company's other subsidiaries is expected to enhance the groups' ability to focus on discrete opportunities and, potentially, different business models.

RESULTS OF OPERATIONS

         Revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three-month period ended June 30, 1999, were $244 million, an increase of 1.1% over $241 million for the corresponding period of 1998. Net Revenues for the six months ended June 30, 1999, were $491 million, an increase of 3.3% over $476 million for the same period in 1998. Revenues from services, rent and maintenance, which the Company considers its primary business, decreased 1.5% to $232 million for the three months ended June 30, 1999, compared to $235 million for the three months ended June 30, 1998. Services, rent and maintenance revenues for the six months ended June 30, 1999 increased 1.8% to $474 million, compared to $465 million for the six months ended June 30, 1998. Increases in average revenue per unit resulting from pricing initiatives and the changing mix of the Company's subscriber base toward higher revenue products and services were offset by the decrease in revenues associated with the net decrease in units in service during both the three and six months ended June 30, 1999 as described below.

         In an effort to increase the overall profitability of its services, the Company has increased its focus toward higher value products and services such as alphanumeric and nationwide paging. In addition, in an effort to reduce the number of customers using unprofitable services, the Company has instituted certain price initiatives, including setting appropriate minimum pricing levels for new business and selectively increasing pricing to existing customers using certain services. The Company expects these initiatives, along with sales productivity increases associated with the Company's Restructuring which will allow field sales personnel to focus solely on sales, to result in incremental annual revenues during 1999 and beyond. However, as a result of these actions, the Company experienced a net decrease in units in service during the first six months of 1999, a trend that began during the second half of 1998, and that the Company expects to continue throughout the third quarter of 1999. The number of units in service with subscribers at June 30, 1999 was 9,766,000, compared to 10,110,000 and 10,604,000 units in service with subscribers at December 31, 1998 and June 30, 1998, respectively. The average revenue per unit for the Company's core domestic operations increased to $7.84 and $7.94, respectively, for the three and six months ended June 30, 1999, compared to $7.44 and $7.40, respectively, for the corresponding periods of 1998. The Company is continuing to review its pricing structure for all of its services.

         Product sales decreased 21.8% to $23 million for the three months ended June 30, 1999, compared to $29 million for the same period in 1998. Product sales decreased 19.2% to $45 million for the six months ended June 30, 1999, compared to $55 million for the corresponding period of 1998. The decreases in product sales and corresponding decreases in cost of products sold from 1998 to 1999 resulted primarily from the Company's efforts to reduce the number of customers using unprofitable services through certain pricing initiatives, which resulted in a substantial decrease in sales through the Company's reseller channel. In addition, the decreases in cost of products sold from 1998 to 1999 also resulted from the decrease in the depreciable lives of the Company's subscriber devices from three years to two years, effective April 1, 1999. This change had the effect of increasing depreciation expense and thereby reducing the net book values of sold subscriber devices.

         Services, rent and maintenance expenses increased 19.1% to $64 million for the three months ended June 30, 1999, compared to $54 million for the three months ended June 30, 1998. Services, rent and maintenance expenses increased 24.0% to $131 million for the six months ended June 30, 1999, compared to $105 million for the six months ended June 30, 1998. The increases in services, rent and maintenance expenses were primarily attributable to the adoption of Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5), effective January 1, 1999, which required the expensing of certain costs previously capitalized, increased contracted dispatch costs related to advanced messaging units placed in service during 1998 and the first six months of 1999, increased pager parts and repairs expense, and expenses associated with an increase in transmitter sites. The increases were partially offset by the decline in the Company's reserve for non-recoverable subscriber devices resulting from the change in the depreciable lives of its subscriber devices from three years to two years.

         Selling expenses decreased 6.7% to $22 million for the second quarter of 1999, compared to $24 million for the same period in 1998. Selling expenses increased 2.1% to $46 million for the first six months of 1999, compared to $45 million for the corresponding period of 1998. The decrease in selling expenses for the three months ended June 30, 1999 resulted primarily from a one-time adjustment to sales commissions expense during the second quarter of 1999 to better reflect the period in which the sales commissions were earned. As a result of this change, selling expenses decreased by $2 million during the three months ended June 30, 1999. In addition, the decrease in selling expenses for the second quarter of 1999 resulted from a lower amount of sales commissions incurred in conjunction with the net decrease in units in service with subscribers for the three month period ended June 30, 1999, as compared to the same period of 1998. The increase in selling expenses for the six months ended June 30, 1999 was primarily due to the initiation of marketing research, continued market development, and advertising expenses associated with the Company's promotion of its core and advanced messaging operations, including such costs related to its SurePage and Two-Way services. Marketing research, development costs, and advertising expenses associated with the Company's core and advanced messaging operations are expected to grow in future periods due to expanded promotion of these services. Partially offsetting the increase in advertising costs for the six months ended June 30, 1999 was the decrease in sales commission expense as previously discussed.

        General and administrative expenses increased 18.6% to $88 million for the second quarter of 1999, compared to $74 million for the second quarter of 1998. General and administrative expenses increased 22.2% to $176 million for the first six months of 1999, compared to $144 million for the first six months of 1998. The increases in general and administrative expenses were primarily related to expenses associated with establishing the Company's Centers of Excellence, redundant operating costs associated with operating both its new Centers of Excellence infrastructure and its traditional decentralized infrastructure, and increased levels of contract labor utilized during the transition to the Centers of Excellence infrastructure. Such costs are expected to decrease in the fourth quarter of 1999 and in 2000 as the Company completes the transition to its Centers of Excellence.

         Depreciation and amortization expense increased 83.0% to $129 million for the three months ended June 30, 1999, compared to $70 million for the three months ended June 30, 1998. Depreciation and amortization expenses increased 35.6% to $196 million for the six months ended June 30, 1999, compared to $144 million for the six months ended June 30, 1998. The increases in depreciation and amortization expense resulted primarily from the Company's change in the depreciable lives of its subscriber devices and certain of its network equipment, effective April 1, 1999. The Company changed the depreciable lives of its subscriber devices from three years to two years and the depreciable life of certain of its network equipment from seven years to ten years. The changes resulted from a review by the Company of the historical usage periods of its subscriber devices and its network equipment and the Company's expectations regarding future usage periods for subscriber devices considering current and projected technological advances. As a result of these changes, depreciation expense increased by approximately $69 million during the three months ended June 30, 1999 and is expected to increase by approximately $10 million during the remainder of 1999. Depreciation and amortization expense was reduced during the three and six months ended June 30, 1999 by certain property and equipment becoming fully depreciated, certain non-current assets becoming fully amortized, and the write-off of start-up costs upon the adoption of SOP 98-5. The Company expects to commence depreciation and amortization on a majority of the assets related to its Centers of Excellence during the third quarter of 1999 and its advanced messaging operations towards the end of 1999, which together are expected to increase depreciation and amortization expense during the remainder of 1999 by approximately $7 million.

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

         As a result of the above factors, Adjusted EBITDA decreased 21.8% to $70 million for the second quarter of 1999, compared to $90 million for the corresponding period of 1998. Adjusted EBITDA decreased 23.6% to $139 million for the first six months of 1999, compared to $181 million for the same period in 1998. Adjusted EBITDA and Adjusted EBITDA as a percentage of Net Revenues were negatively impacted by the Company's advanced messaging operations, the development and implementation of its Centers of Excellence, its international operations, and the adoption of SOP 98-5. Adjusted EBITDA and Adjusted EBITDA as a percentage of Net Revenues for the three and six months ended June 30, 1999 were positively impacted by $3 million as a result of the change in depreciable lives of subscriber devices as previously discussed.

         Interest expense, net of amounts capitalized, was relatively flat for the three and six months ended June 30, 1999, compared to the same periods in 1998. Interest expense, net of amounts capitalized, was $38 million for the second quarter of 1999, compared to $37 million for the second quarter of 1998. Interest expense, net of amounts capitalized, was $74 million for the six months ended June 30, 1999 and 1998.

         The Company adopted the provisions of SOP 98-5 effective January 1, 1999 and recorded a charge of $37 million as a cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations and expansion into new markets and product lines have required substantial capital investment for the development and installation of wireless communications systems and for the procurement of subscriber devices and related equipment. Furthermore, the Company is currently in the process of building an advanced messaging network over which it can deploy new enhanced messaging services and customized wireless information and completing the formation of its Centers of Excellence. Capital expenditures (excluding payments for spectrum licenses) were $106 million for the six months ended June 30, 1999, compared to $88 million for the corresponding period of 1998. The increase in capital expenditures in 1999 was primarily related to the Company's advanced messaging network and its Centers of Excellence. Capital expenditures related to the Company's buildout of its advanced messaging network were $32 million for the six months ended June 30, 1999, compared to $17 million for the corresponding period of 1998. Capital expenditures related to establishing the Company's Centers of Excellence, including new system implementations, were $17 million for the six months ended June 30, 1999, compared to $14 million for the same period of 1998.

         The amount of capital expenditures may fluctuate from quarter to quarter and on an annual basis due to several factors, including the variability of units in service with subscribers. Based on current expectations, the Company anticipates the total amount of capital expenditures to be approximately $200 million to $225 million in 1999. The Company expects during 1999 to substantially complete capital expenditures made in connection with the Company's expansion of its advanced messaging network and the establishment of its Centers of Excellence. With the substantial completion of these capital expenditures in 1999, the Company expects aggregate capital expenditures in 2000 to decrease as compared to 1999.

         For the first six months of 1999, capital expenditures were funded by net cash provided by operating activities of $73 million, as well as incremental borrowings. Net cash provided by operating activities decreased $45 million for the six months ended June 30, 1999, as compared to the same period of 1998. The decrease resulted primarily from an increase in net loss before restructuring charge, the provision for asset impairment, and the cumulative effect of a change in accounting principle.

         As of June 30, 1999, the Company had $612 million of borrowings under its $1.0 billion domestic revolving credit agreement (the Credit Agreement). As of August 2, 1999, this amount had increased to $664 million. Under the Company's debt agreements, the Company is able to borrow, provided it meets certain financial covenants, the lesser of $1 billion or an amount based primarily upon the Company's domestic EBITDA for the most recent fiscal quarter. For purpose of determining available borrowings under the Credit Agreement, domestic EBITDA is based on generally accepted accounting principles in existence as of December 31, 1995. As a result, certain items now expensed as a period cost under the provisions of SOP 98-5 and Emerging Issues Task Force Consensus 97-13 are added back to net loss in determining EBITDA, as defined in the Credit Agreement. Such add backs aggregated $9 million for the second quarter of 1999. As of June 30, 1999, based on certain provisions of the Company's senior notes, approximately $135 million was available for additional borrowings as of that date based on the Company's domestic EBITDA for the second quarter of 1999. The availability of additional borrowings in periods subsequent to June 30, 1999 is based upon the Company's domestic EBITDA for such future periods. The Company anticipates that, similar to the second quarter of 1999, domestic EBITDA will be negatively impacted during the third quarter of 1999 by (i.) expenses associated with establishing the Company's Centers of Excellence infrastructure while at the same time maintaining its traditional decentralized infrastructure, and (ii.) expenses related to the completion of the Company's advanced messaging network. The Company was in compliance with the covenants of its Credit Agreement at the end of the second quarter of 1999, and has implemented expense-control measures aimed at maintaining continued compliance. While no assurances can be given, the Company believes that, based on continuing expense control and stable sales levels, it will remain in compliance with the covenants of its Credit Agreement and have sufficient capital resources to complete the Centers of Excellence infrastructure and advanced messaging network and to make other planned capital expenditures.

         The two credit agreements of the Company's Canadian subsidiaries, as amended on August 5, 1999, provide for total borrowings of approximately $75 million. As of June 30, 1999, approximately $50 million of borrowings were outstanding under the Canadian credit facilities. Additional borrowings are available under these facilities, provided such borrowings are either collateralized or certain financial covenants are met.

         The deficiency in Free Cash Flow, defined as Adjusted EBITDA less capital expenditures (excluding payments for spectrum licenses) and debt service, for the Company's consolidated operations for the three and six months ended June 30, 1999 was $3 million and $40 million, respectively. Free Cash Flow for the Company's consolidated operations for the three and six months ended June 30, 1998 was $9 million and $21 million, respectively. Free Cash Flow is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of performance in accordance with generally accepted accounting principles. The decline in Free Cash Flow for the three and six months ended June 30, 1999 was primarily the result of an increase in capital expenditures and a decrease in Adjusted EBITDA, as previously noted.

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

         The Company implemented a task force and developed a comprehensive plan to address Year 2000 issues, and continues to utilize both internal and external resources to evaluate and test its systems. The Company has developed an approach to address Year 2000 issues that includes phases for inventory of business processes and systems, assessment of Year 2000 risk, remediation, testing, implementation and evaluation. The Company has completed these phases for all critical business processes. The Company is in the process of evaluating the project documentation that represents the Year 2000 readiness of its application systems and embedded systems, such as its paging terminals and paging network. Furthermore, in connection with the Restructuring, the Company is currently in the process of replacing all of its core systems for its new Centers of Excellence. The Company has completed Year 2000 readiness assessment and testing on these systems.

         The Company anticipates its total cost associated with correcting Year 2000 problems, including the expenses necessary to remediate the Company's existing systems and costs related to the collection of third-party Year 2000 readiness information, to be approximately $4 million, of which approximately $3 million has been incurred as of June 30, 1999. In addition, in connection with the Restructuring, the Company is currently in the process of replacing all of its core systems for its new Centers of Excellence at an estimated cost of approximately $80 million to $100 million.

         The Company continues to work with Motorola, Inc., Glenayre Technologies, Inc., and other primary vendors that currently supply the Company with subscriber devices, wireless messaging terminals, and network facilities, to assess their Year 2000 readiness. The Company's primary vendors are making the preparations necessary for their products and services to be ready for the Year 2000. However, there can be no assurance that third parties, on which the Company's business relies, will successfully remediate their systems on a timely basis. The Company also relies on the provision of electrical power and telecommunications transmission services in the operation of its business. The Company has queried its primary electrical and telecommunications suppliers regarding Year 2000 compliance. Each supplier queried believes that it will be Year 2000 ready by the end of 1999. The Company has no means of confirming these statements, nor any ability to ensure Year 2000 compliance by these suppliers. The Company believes that although it may experience power and/or transmission outages related to Year 2000 noncompliance, these outages will be limited in both scope and duration and will not have a material adverse effect on the Company's ability to operate nor on its results of operations. In addition, the possibility of power and/or transmission outages is being addressed in the contingency planning process described below.

        The Company is working with a globally recognized consulting firm to develop contingency plans to mitigate the impact of its potential system failures related to Year 2000 issues. The contingency plans will address the risk of potential failures related to internal software applications, embedded systems, infrastructure, and third-party systems (including electrical power and telecommunications transmission services). The contingency plans are in the final stages of completion and selected failure scenarios will be practiced during the third and fourth quarters of 1999 to validate the thoroughness of these plans.

        The Company believes it has met all project deliverables according to schedule based on management's review and verification of the project documentation. However, in particular due to the potential impact of third-party modification plans, there can be no assurance that these estimates and this timetable will be achieved, and actual results could differ materially from those anticipated. The Company's business, financial position, or results of operations could be materially adversely affected by the failure of its computer systems and applications, or those operated by third parties, to properly operate or manage dates beyond 1999. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of any potential liability or lost revenue cannot be estimated at this time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 19, 1999, the Company held its Annual Meeting of Shareowners, at which all of the matters listed below were approved.

         Mr. Jeffrey M. Cunningham was elected as a Class II Director for a three year term to expire in 2002 (94,612,017 voting for and 680,410 withholding authority). Mr. Robert J. Miller was elected as a Class II Director for a three year term to expire in 2002 (94,589,965 voting for and 702,462 withholding authority). Mr. Carl D. Thoma was elected as a Class II Director for a three year term to expire in 2002 (94,726,298 voting for and 566,129 withholding authority).

         As of the record date of March 19, 1999, there were 103,959,140 shares of the Company's Common Stock issued and outstanding and entitled to vote.

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


                                       PAGING NETWORK, INC.




Date: August 12, 1999              By: /s/ John P. Frazee, Jr.
                                       -------------------------------------
                                       John P. Frazee, Jr.
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date: August 12, 1999              By: /s/ Julian B. Castelli
                                       -------------------------------------
                                       Julian B. Castelli
                                       Senior Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)

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

                                  EXHIBIT INDEX

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

     10.20 Forms of Stock Option Agreement executed by recipients of options granted under the 1991 Stock Option Plan (11)

     10.21     Employee Stock Purchase Plan, as amended on December 16, 1998
               (11)

     10.22     Severance Pay Plan dated as of January 20, 1999 (11)

     10.23 Form of Stock Option Agreement executed by recipients of options granted under the 1992 Director Compensation Plan (11)

     10.24     Amended and Restated Loan Agreement dated August 5, 1999 among
               Paging Network of Canada Inc., The Toronto-Dominion Bank,
               Canadian Imperial Bank of Commerce, National Bank of Canada, and such other financial institutions as become banks (12)

     10.25     Amended and Restated Loan Agreement dated August 5, 1999 among
               Madison Telecommunications Holdings, Inc., The Toronto-Dominion
               Bank, Canadian Imperial Bank of Commerce, National Bank of
               Canada, and such other financial institutions as become banks
               (12)

     EXHIBIT
     NUMBER                         DESCRIPTION
     -------                        -----------
       12      Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1998 and 1999 (12)

       27      Financial Data Schedule (12)

       -------------------

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

       (8) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quartley period ended September 30, 1997.

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