Form 10-Q
period 1999-09-30
PAGING NETWORK INC
filed 1999-11-15
CIK 878324

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM           TO           .
                                        ---------    ---------

                           COMMISSION FILE NO. 0-19494


                              PAGING NETWORK, INC.
             (Exact name of the Registrant as specified in charter)

                DELAWARE                                 04-2740516
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

               Yes [X]                              No [ ]


     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

               Title                  Shares Outstanding as of October 31, 1999
   -----------------------------    -----------------------------------------
   Common Stock, $ .01 par value                    103,960,240


The Company's Common Stock is publicly traded on the Nasdaq Stock Market and the Chicago Stock Exchange under the symbol "PAGE".


================================================================================

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.


                          Index to Financial Statements

                                                                                      PAGE
                                                                                      ----
Consolidated Balance Sheets as of
     December 31, 1998 and September 30, 1999 (Unaudited).............................  3

Consolidated Statements of Operations
     for the Three and Nine Months Ended September 30, 1998 and 1999 (Unaudited)......  4

Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1998 and 1999 (Unaudited)................  5

Notes to Consolidated Financial Statements............................................  6

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                   (Unaudited)

                                                                                 DECEMBER 31,  SEPTEMBER 30,
                                                                                     1998          1999
                                                                                 -----------    -----------
ASSETS

Current assets:
     Cash and cash equivalents ...............................................   $     3,077    $   102,961
     Accounts receivable, less allowance
          for doubtful accounts ..............................................        84,440         77,253
     Inventories .............................................................         6,379         10,278
     Prepaid expenses and other assets .......................................        15,065         12,983
                                                                                 -----------    -----------
          Total current assets ...............................................       108,961        203,475

Property, equipment, and leasehold improvements, at cost .....................     1,452,870      1,511,209
     Less accumulated depreciation ...........................................      (547,599)      (727,712)
                                                                                 -----------    -----------
          Net property, equipment, and leasehold improvements ................       905,271        783,497

Other non-current assets, at cost ............................................       629,372        612,231
     Less accumulated amortization ...........................................       (62,360)       (78,318)
                                                                                 -----------    -----------
          Net other non-current assets .......................................       567,012        533,913
                                                                                 -----------    -----------
                                                                                 $ 1,581,244    $ 1,520,885
                                                                                 ===========    ===========
LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
     Accounts payable ........................................................   $    96,478    $   109,962
     Accrued expenses ........................................................        49,692         33,800
     Accrued interest ........................................................        43,209         38,585
     Accrued restructuring costs, current portion ............................         8,256         12,521
     Customer deposits .......................................................        22,735         17,785
     Deferred revenue ........................................................        15,874         20,553
                                                                                 -----------    -----------
          Total current liabilities ..........................................       236,244        233,206
                                                                                 -----------    -----------

Long-term obligations ........................................................     1,815,137      1,999,320

Accrued restructuring costs, non-current portion .............................        18,765         12,783

Minority interest ............................................................         1,517             --

Commitments and contingencies ................................................            --             --

Shareowners' deficit:
 Common Stock - $.01 par, authorized 250,000,000 shares;
    103,640,554 and 103,960,240 shares issued and outstanding
    as of December 31, 1998 and  September 30, 1999, respectively ............         1,036          1,040
 Paid-in capital .............................................................       132,950        134,161
 Accumulated other comprehensive income ......................................         2,378          1,161
 Accumulated deficit .........................................................      (626,783)      (860,786)
                                                                                 -----------    -----------
          Total shareowners' deficit .........................................      (490,419)      (724,424)
                                                                                 -----------    -----------
                                                                                 $ 1,581,244    $ 1,520,885
                                                                                 ===========    ===========

                             See accompanying notes

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                 ----------------------    ----------------------
                                                    1998         1999        1998          1999
                                                 ---------    ---------    ---------    ---------
Services, rent and maintenance revenues ......   $ 239,689    $ 223,063    $ 704,722    $ 696,566
Product sales ................................      25,382       24,347       80,600       68,969
                                                 ---------    ---------    ---------    ---------
     Total revenues ..........................     265,071      247,410      785,322      765,535
Cost of products sold ........................     (18,276)     (16,374)     (62,540)     (43,013)
                                                 ---------    ---------    ---------    ---------
                                                   246,795      231,036      722,782      722,522
Operating expenses:
     Services, rent and maintenance ..........      52,643       63,033      158,011      193,705
     Selling .................................      27,284       24,231       72,320       70,223
     General and administrative ..............      79,811       84,648      224,035      260,877
     Depreciation and amortization ...........      69,059       72,623      213,220      268,171
     Provision for asset impairment ..........          --           --           --       17,798
     Restructuring charge ....................          --           --       74,000           --
                                                 ---------    ---------    ---------    ---------
          Total operating expenses ...........     228,797      244,535      741,586      810,774
                                                 ---------    ---------    ---------    ---------

Operating income (loss) ......................      17,998      (13,499)     (18,804)     (88,252)

Other income (expense):
     Interest expense ........................     (35,822)     (37,296)    (109,353)    (111,097)
     Interest income .........................         534          681        1,564        1,986
     Minority interest .......................         862          626        2,174          806
                                                 ---------    ---------    ---------    ---------
          Total other income (expense) .......     (34,426)     (35,989)    (105,615)    (108,305)
                                                 ---------    ---------    ---------    ---------

Loss before cumulative effect of a change in
    accounting principle .....................     (16,428)     (49,488)    (124,419)    (196,557)
Cumulative effect of a change in accounting
    principle ................................          --           --           --      (37,446)
                                                 ---------    ---------    ---------    ---------
Net loss .....................................   $ (16,428)   $ (49,488)   $(124,419)   $(234,003)
                                                 =========    =========    =========    =========

Net loss per share (basic and diluted):

Loss before cumulative effect of a change in
   accounting principle ........................ $   (0.16)   $   (0.48)   $   (1.20)   $   (1.89)
Cumulative effect of a change in
   accounting principle ........................        --           --           --        (0.36)
                                                 ---------    ---------    ---------    ---------
Net loss per share ............................. $   (0.16)   $   (0.48)   $   (1.20)   $   (2.25)
                                                 =========    =========    =========    =========


                             See accompanying notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                     ----------------------
                                                                                                       1998         1999
                                                                                                     ---------    ---------
Operating activities:
     Net loss ....................................................................................   $(124,419)   $(234,003)
          Adjustments to reconcile net loss to net cash provided by operating activities:
                 Provision for asset impairment ..................................................          --       17,798
                 Cumulative effect of a change in accounting principle ...........................          --       37,446
                 Restructuring  charge ...........................................................      74,000           --
                 Depreciation.....................................................................     193,242      254,884
                 Amortization ....................................................................      19,978       13,287
                 Provision for doubtful accounts .................................................      13,780       20,896
                 Amortization of debt issuance costs .............................................       3,316        3,411
                 Minority interest ...............................................................      (2,174)        (806)
                 Other............................................................................       4,160           --

     Changes in operating assets and liabilities:
                 Accounts receivable .............................................................     (11,990)     (14,841)
                 Inventories......................................................................       2,512       (4,066)
                 Prepaid expenses and other assets ...............................................       2,430        1,939
                 Accounts payable ................................................................      11,752       15,132
                 Accrued expenses and accrued interest ...........................................       3,248      (20,147)
                 Accrued restructuring costs .....................................................      (2,101)      (1,717)
                 Customer deposits and deferred revenue ..........................................       3,010         (197)
                                                                                                     ---------    ---------
Net cash provided by operating activities ........................................................     190,744       89,016
                                                                                                     ---------    ---------

Investing activities:
   Capital expenditures ..........................................................................    (171,295)    (162,830)
   Payments for spectrum licenses ................................................................      (6,044)      (3,835)
   Business acquisitions and joint venture investments ...........................................      (6,528)          --
   Other, net ....................................................................................      10,873       (9,047)
                                                                                                     ---------    ---------
Net cash used in investing activities.............................................................    (172,994)    (175,712)
                                                                                                     ---------    ---------
Financing activities:
   Borrowings of long-term obligations ...........................................................     216,710      321,353
   Repayments of long-term obligations ...........................................................    (230,907)    (135,979)
   Proceeds from exercise of stock options .......................................................       7,607        1,206
                                                                                                     ---------    ---------
Net cash provided by (used in) financing activities ..............................................      (6,590)     186,580
                                                                                                     ---------    ---------

Net increase in cash and cash equivalents ........................................................      11,160       99,884
Cash and cash equivalents at beginning of period .................................................       2,924        3,077
                                                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................................................   $  14,084    $ 102,961
                                                                                                     =========    =========


                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

1.       MERGER AGREEMENT AND LIQUIDITY

                  On November 8, 1999, Paging Network, Inc. (the Company) announced that the Company had signed a definitive agreement (the Merger Agreement) to merge (the Merger) with Arch Communications Group, Inc. (Arch). Under the terms of the Merger Agreement, each share of the Company's common stock will be exchanged for 0.1247 share of Arch common stock. Under the terms of the Merger Agreement, the Company's 8.875% senior subordinated notes due 2006, its 10% senior subordinated notes due 2008, and its 10.125% senior subordinated notes due 2007 (collectively, the Notes), along with all accrued interest thereon, will be exchanged in a registered exchange offer under which the holders of each $1,000 of outstanding principal of Notes will receive, upon consummation of the Merger, approximately 64 shares of common stock of Arch. The Merger Agreement also requires that certain senior notes and preferred stock of Arch be converted into Arch common stock as part of a recapitalization of the combined company.

                  As part of the Merger, the Company intends to distribute 80.5% of its interest in Silverlake Communications, Inc., a wholly-owned subsidiary of the Company doing business as Vast Solutions (Vast Solutions), to holders of the Notes and the Company's common stock. Holders of the Notes will receive an effective 68.9% interest in Vast Solutions, while holders of the Company's common stock will receive an effective 11.6% interest. The remaining 19.5% interest will be held by the combined company following the Merger.

                  The Merger Agreement and related recapitalization of the combined company require a 97.5% acceptance by the holders of the Notes and Arch's senior discount noteholders, in addition to the affirmative votes of a majority of the Company's stockholders, Arch's stockholders, and Arch's Series C preferred stockholders, to complete the Merger. Consent of the lenders under the Company's $1 billion revolving credit facility (the Credit Agreement) is also required. The Merger Agreement also provides for the Company to file a "pre-packaged" Chapter 11 reorganization plan if the level of acceptances from the holders of the Notes is below 97.5%, but greater than 66.7%, the level required for consummation of a "pre-packaged" Chapter 11 reorganization plan.

                  Consummation of the Merger is subject to completion of the recapitalization described, customary regulatory review, certain third-party consents, and the approvals noted above. The Company anticipates the Merger to be completed during the first half of 2000.

                  The Company is currently in compliance with the financial covenants set forth in all of its U.S. and Canadian debt agreements. The Company is pursuing various efforts to improve the Company's domestic earnings before interest, income taxes, depreciation, and amortization (EBITDA) for the fourth quarter of 1999. However, if these efforts prove unsuccessful, the Company will cease to remain in compliance with the interest coverage covenant set forth in the Company's Credit Agreement following the close of the fourth quarter of 1999. In that event, the Company would seek to obtain a waiver for such non-compliance under the Credit Agreement. If the Company is unable to obtain a waiver for such non-compliance, the lenders will have various rights, including the right to accelerate the outstanding indebtedness. Such acceleration would also result in the Company being in default under the cross-default provisions of the Notes.

                  The Company is currently precluded from further borrowings by the terms of its Notes. As of November 5, 1999, the Company had approximately $50 million in cash, which, combined with cash expected to be generated from operations, the Company believes is sufficient to meet its obligations into the first quarter of 2000. If the Company does not achieve an improvement in its domestic EBITDA, the Company may not have sufficient cash or borrowing capacity to meet its obligations through the first quarter of 2000. The Company is currently exploring certain strategic and financing alternatives to ensure continued liquidity through the consummation of the Merger. However, there can be no assurance that the Company's efforts to obtain additional liquidity will prove timely or successful or that the Merger will be completed, and the Company may be required to reduce the level of its operations and/or file for protection under Chapter 11 of the U.S. Bankruptcy Code to restructure its obligations, including those under the Notes. Such a filing would likely have a material impact on the Company's results of operations and financial position. Furthermore, if the Merger is not ultimately consummated, the Company may incur significant charges, including charges for asset impairments and restructuring the Company's operations.

2.       THE COMPANY

                  The Company is a provider of wireless messaging and information delivery services. The Company provides service in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico, Canada, and Spain, including service in all of the largest 100 markets (in population) in the United States, and owns a minority interest in a wireless messaging company in Brazil. The consolidated financial statements include the accounts of all of its wholly and majority-owned subsidiaries. All intercompany transactions have been eliminated.

3.       UNAUDITED INTERIM FINANCIAL STATEMENTS

                  The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, except for the cumulative effect of a change in accounting principle discussed in Note 4, the provision for asset impairment discussed in Note 5, and the restructuring charge discussed in Note 6, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet as of December 31, 1998, has been derived from the audited financial statements as of that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

4.       ACCOUNTING CHANGES

                  The Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), effective January 1, 1999. SOP 98-5 requires the expensing of all start-up costs as incurred as well as writing off the remaining unamortized balance of capitalized start-up costs at the date of adoption of SOP 98-5. The impact of the Company's adoption of SOP 98-5 was a charge of $37 million representing the cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999, and an increase in services, rent and maintenance expenses of $5 million and $16 million, respectively, for the three and nine months ended September 30, 1999, and a decrease in depreciation and amortization expense of $1 million and $4 million, respectively, for the three and nine months ended September 30, 1999.

                  Effective April 1, 1999, the Company changed the depreciable lives for its subscriber devices and certain network equipment. The Company changed the depreciable lives of its subscriber devices from three years to two years and the depreciable life of certain of its network equipment from seven years to ten years. The changes resulted from a review by the Company of the historical usage periods of its subscriber devices and its network equipment and the Company's expectations regarding future usage periods for subscriber devices considering current and projected technological advances. As a result of these changes, depreciation expense increased by approximately $8 million and $77 million, respectively, during the three and nine months ended September 30, 1999.

                  In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For of Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the capitalization of certain costs of developing or acquiring computer software for internal use. The Company adopted the provisions of SOP 98-1, effective January 1, 1999. The adoption of SOP 98-1 did not have a significant impact on the Company's results of operations or financial position, as the Company's policy for accounting for the costs of developing or acquiring computer software for internal use prior to the adoption of SOP 98-1 was generally consistent with the provisions of SOP 98-1.

5.       PROVISION FOR ASSET IMPAIRMENT

                 The Company recorded a provision of $18 million during the quarter ended March 31, 1999, for the impairment of the assets of the Company's majority-owned Spanish subsidiaries in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During the first quarter of 1999, the Company made the decision to narrow its focus to its North American operations and, as a result, made the decision to sell or otherwise dispose of its operations in Spain. As a result of this decision, the Company analyzed the estimated future cash flows expected to be generated from its Spanish operations and determined that they would not be sufficient to recover the net book value of the assets of the subsidiaries and, accordingly, recorded a provision to write down the assets of the Spanish subsidiaries based on the estimated value of the Company's investment in its Spanish subsidiaries as of March 31, 1999. No cash costs have been incurred or are expected as a result of the provision for the impairment of the assets of the Company's Spanish subsidiaries.

6.       RESTRUCTURING CHARGE

                 In February 1998, the Company's Board of Directors approved a restructuring of the Company's domestic operations (the Restructuring). As part of the Restructuring, the Company is in the process of reorganizing its operations to expand its sales organization, eliminate local and redundant administrative operations, and consolidate certain key support functions. Subject to the potential merger described in
         Note 1, the Company expects to eliminate a total of approximately 1,600 positions, including positions already eliminated and net of positions added, through the consolidation of redundant administrative operations and certain key support functions located in offices throughout the country into central facilities (the Centers of Excellence). As a result of the Restructuring, the Company recorded a charge of $74 million, or $0.72 per share (basic and diluted), during the quarter ended March 31, 1998. The components of the charge included (in thousands):

                           Write-down of property and equipment   $ 38,900
                           Lease obligations and terminations       18,900
                           Severance and related benefits           12,700
                           Other                                     3,500
                                                                  --------
                                Total restructuring charge        $ 74,000
                                                                  ========

                 The writedown of property and equipment related to a non-cash charge to reduce the carrying amount of certain machinery and equipment, furniture and fixtures, and leasehold improvements that the Company would not continue to utilize following the Restructuring to their estimated net realizable value as of the date such assets were projected to be disposed of or abandoned by the Company, allowing for the recognition of normal depreciation expense on such assets through their projected disposal date. The net realizable value of these assets was determined based on management estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the assets' disposal, and the method and potential costs of the disposal. Such estimates are subject to change.

                 The provision for lease obligations and terminations related primarily to future lease commitments on local and regional office facilities that would be closed as part of the Restructuring. The charge represented future lease obligations, net of projected sublease income, on such leases past the dates the offices would be closed by the Company, or, for certain leases, the cost of terminating the leases prior to their scheduled expiration. Projected sublease income was based on management estimates, which are subject to change. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2003.

                  Through the elimination of certain local and regional administrative operations and the consolidation of certain support functions, the Company expects to eliminate a total of approximately 1,600 net positions, including positions already eliminated, the majority of which are non-sales related positions in local and regional offices. As a result of eliminating these positions, the Company expects to involuntarily terminate an estimated 1,950 employees. The majority of the remaining severance and benefits costs to be paid by the Company will be paid during 2000. The number of positions eliminated and employees involuntarily terminated may be significantly impacted if the Merger discussed in Note 1 is consummated.

                  During the fourth quarter of 1998, the Company identified additional furniture, fixtures, and equipment that would not be utilized following the Restructuring, resulting in an additional non-cash charge of $3 million. This charge was offset by reductions in the provisions for lease obligations and terminations and severance costs as a result of refinements to the Company's schedule for local and regional offices closures. Also as a result of the refinements to the office closing schedule, the Company adjusted, effective October 1, 1998, the depreciable lives of certain of the assets written down in the first quarter of 1998, resulting in a decrease in depreciation expense of approximately $5 million for the third quarter of 1999 and $15 million for the nine months ended September 30, 1999.

                  The Company's restructuring activity from January 1, 1999 through September 30, 1999 is as follows (in thousands):

                              Beginning  Utilization of Reserve   Remaining
                               Reserve    Cash         Non-Cash    Reserve
                               -------   -------       --------    -------
Lease obligation costs .....   $16,917   $   527       $     --    $16,390
Severance costs ............    10,104     1,190             --      8,914
                               -------   -------       --------    -------
         Total .............   $27,021   $ 1,717       $     --    $25,304
                               =======   =======       ========    =======

7.       LONG-TERM OBLIGATIONS

                  As of September 30, 1999, the Company had $745 million of borrowings outstanding under its Credit Agreement.

8.       INCOME TAX PROVISION

                  No provision or benefit for income taxes has been made for the three and nine months ended September 30, 1998 and 1999, as the deferred benefit from operating losses was offset by an increase in the valuation allowance.

9.         COMMON STOCK AND NET LOSS PER SHARE

                  Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for both the three months ended September 30, 1998 and 1999 were 104 million. The number of shares used to compute per share amounts for the nine months ended September 30, 1998 and 1999 were 103 million and 104 million, respectively. The average number of options to purchase shares of the Company's Common Stock during the three and nine months ended September 30, 1998 were 8 million and 7 million, respectively, at exercise prices ranging from $2.67 per share to $25.50 per share. The average number of options to purchase shares of the Company's Common Stock during the three and nine months ended September 30, 1999 were 10 million, at exercise prices ranging from $2.73 per share to $17.13 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive.

                  The Company has 275 million authorized shares, of which 250 million are Common Stock and 25 million are preferred stock. As of September 30, 1999, there were no preferred shares issued or outstanding.


10.      COMPREHENSIVE LOSS

                  Comprehensive loss for the three and nine months ended September 30, 1998 and 1999, is as follows (in thousands):

                                                                Three Months                  Nine Months
                                                             Ended September 30,           Ended September 30,
                                                           -----------------------      ------------------------
                                                              1998          1999           1998           1999
                                                           ---------     ---------      ---------      ---------
            Net loss...................................... $ (16,428)    $ (49,488)     $(124,419)     $(234,003)
            Foreign currency translation adjustments .....       526          (210)         1,636         (1,217)
                                                           ---------     ---------      ---------      ---------
             Total comprehensive loss..................... $ (15,902)    $ (49,698)     $(122,783)     $(235,220)
                                                           =========     =========      =========      =========

11.      STATEMENT OF CASH FLOWS INFORMATION

                  Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of September 30, 1999, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the nine months ended September 30, 1998 and 1999, were approximately $108 million and $112 million, respectively, net of interest capitalized during the nine months ended September 30, 1998 and 1999 of $14 million and $17 million, respectively. There were no significant federal or state income taxes paid or refunded for the nine months ended September 30, 1998 and 1999.

12.      SEGMENT INFORMATION

                  The Company has determined that it has two reportable segments, core operations and advanced messaging operations. The Company's basis for the segments relates to the types of products and services each segment provides. The core operating segment includes the traditional display and alphanumeric services, which are basic one-way services, and 1 1/2-way paging services. The advanced messaging operating segment consists of the Company's new two-way wireless messaging services, VoiceNow service and Iridium WorldPage, and the operations of Vast Solutions, which include wireless integration products, consumer content, and wireless software development and sales.

                  The following table presents certain information related to the Company's business segments for the three and nine months ended September 30, 1998 and 1999.

                                        Three Months                 Nine Months
                                      Ended September 30,        Ended September 30,
                                    ----------------------    -------------------------
                                       1998         1999        1998            1999
                                    ---------    ---------    ---------       ---------
 Net Revenues (1):
         Core (2) ...............   $ 246,134    $ 227,238    $ 721,960       $ 712,469
         Advanced  Messaging ....         661        3,798          822          10,053
                                    ---------    ---------    ---------       ---------
                                    $ 246,795    $ 231,036    $ 722,782       $ 722,522
                                    =========    =========    =========       =========
Operating income (loss):
         Core (2) ...............   $  28,353    $    (379)   $   1,778(3)    $ (54,625)(4)
         Advanced Messaging .....     (10,355)     (13,120)     (20,582)        (33,627)
                                    ---------    ---------    ---------       ---------
                                    $  17,998    $ (13,499)   $ (18,804)      $ (88,252)
                                    =========    =========    =========       =========
Adjusted EBITDA (5):
         Core (2) ...............   $  92,759    $  71,694    $ 276,855       $ 229,551
         Advanced Messaging .....      (5,702)     (12,570)      (8,439)        (31,834)
                                    ---------    ---------    ---------       ---------
                                    $  87,057    $  59,124    $ 268,416       $ 197,717
                                    =========    =========    =========       =========
Free Cash Flow (6):
         Core (2) ...............   $  30,432    $  29,009    $ 107,255       $  91,176
         Advanced Messaging .....     (62,232)     (63,374)    (117,923)       (165,400)
                                    ---------    ---------    ---------       ---------
                                    $ (31,800)   $ (34,365)   $ (10,668)      $ (74,224)
                                    =========    =========    =========       =========


          (1) Net Revenues are revenues from services, rent, and maintenance plus product sales less the cost of products sold.

          (2) The international operations of the Company currently consist entirely of core services and accordingly are included in the Company's core business segment.

          (3) Operating loss for the core business segment for the first nine months of 1998 includes a restructuring charge of $74 million. See Note 6.

          (4) Operating loss for the core business segment for the first nine months of 1999 includes a provision for asset impairment of $18 million. See Note 5.

          (5) Adjusted EBITDA is earnings before interest, income taxes, depreciation, amortization, minority interest, restructuring charge, provision for asset impairment, and cumulative effect of a change in accounting principle.

          (6) Free Cash Flow is Adjusted EBITDA less capital expenditures (excluding payments for spectrum licenses) and debt service.

         The Company's method for allocating costs to business segments is not consistent with the contemplated asset transfer in connection with the intended distribution of Vast Solutions in connection with the Merger. See Note 1.

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

         Certain statements in this filing relating to the consummation of a merger (the Merger) of Paging Network, Inc. (the Company) with Arch Communications Group, Inc. (Arch), including statements regarding the rates at which the Company's common stock and senior subordinated notes will be exchanged or converted into shares of the common stock of Arch, the percentage distribution of the Company's interest in a wholly-owned subsidiary to holders of the Company's common stock and senior subordinated notes, and other statements regarding the manner and timing of the Merger, are forward-looking in nature and are subject to risks and uncertainties that could cause the actual results to differ materially from those set forth in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the failure to receive the necessary approvals of stockholders, bondholders and lenders of the Company and Arch, the failure to receive the necessary antitrust and other regulatory approvals, the filing of an involuntary bankruptcy proceeding by creditors of the Company, the emergence of a competing offer to acquire either the Company or Arch, the material breach of the Merger agreement by the Company or Arch, or the failure to satisfy any of the other conditions to the closing of the Merger.

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

MERGER AGREEMENT AND LIQUIDITY

         On November 8, 1999, the Company announced that the Company had signed a definitive agreement (the Merger Agreement) to merge (the Merger) with Arch. Under the terms of the Merger Agreement, each share of the Company's common stock will be exchanged for 0.1247 share of Arch common stock. Under the terms of the Merger Agreement, the Company's 8.875% senior subordinated notes due 2006, its 10% senior subordinated notes due 2008, and its 10.125% senior subordinated notes due 2007 (collectively, the Notes), along with all accrued interest thereon, will be exchanged in a registered exchange offer under which the holders of each $1,000 of outstanding principal of Notes will receive, upon consummation of the Merger, approximately 64 shares of common stock of Arch. The Merger Agreement also requires that certain senior notes and preferred stock of Arch be converted into Arch common stock as part of a recapitalization of the combined company.

         As part of the Merger, the Company intends to distribute 80.5% of its interest in Silverlake Communications, Inc., a wholly-owned subsidiary of the Company doing business as Vast Solutions (Vast Solutions), to holders of the Notes and the Company's common stock. Holders of the Notes will receive an effective 68.9% interest in Vast Solutions, while holders of the Company's common stock will receive an effective 11.6% interest. The remaining 19.5% interest will be held by the combined company following the Merger.

         The Merger Agreement and related recapitalization of the combined company require a 97.5% acceptance by the holders of the Notes and Arch's senior discount noteholders, in addition to the affirmative votes of a majority of the Company's stockholders, Arch's stockholders, and Arch's Series C preferred stockholders, to complete the Merger. Consent of the lenders under the Company's $1 billion revolving credit facility (the Credit Agreement) is also required. The Merger Agreement also provides for the Company to file a "pre-packaged" Chapter 11 reorganization plan if the level of acceptances from the holders of the Notes is below 97.5%, but greater than 66.7%, the level required for consummation of a "pre-packaged" Chapter 11 reorganization plan.

         Consummation of the Merger is subject to completion of the recapitalization described, customary regulatory review, certain third-party consents, and the approvals noted above. The Company anticipates the Merger to be completed during the first half of 2000.

         The Company is currently in compliance with the financial covenants set forth in all of its U.S. and Canadian debt agreements. The Company is pursuing various efforts to improve the Company's domestic EBITDA for the fourth quarter of 1999. However, if these efforts prove unsuccessful, the Company will cease to remain in compliance with the interest coverage covenant set forth in the Company's Credit Agreement following the close of the fourth quarter of 1999. In that event, the Company would seek to obtain a waiver for such non-compliance under the Credit Agreement. If the Company is unable to obtain a waiver for such non-compliance, the lenders will have various rights, including the right to accelerate the outstanding indebtedness. Such acceleration would also result in the Company being in default under the cross-default provisions of the Notes.

         The Company is currently precluded from further borrowings by the terms of its Notes. As of November 5, 1999, the Company had approximately $50 million in cash, which, combined with cash expected to be generated from operations, the Company believes is sufficient to meet its obligations into the first quarter of 2000. If the Company does not achieve an improvement in its domestic EBITDA, the Company may not have sufficient cash or borrowing capacity to meet its obligations through the first quarter of 2000. The Company is currently exploring certain strategic and financing alternatives to ensure continued liquidity through the consummation of the Merger. However, there can be no assurance that the Company's efforts to obtain additional liquidity will prove timely or successful or that the Merger will be completed, and the Company may be required to reduce the level of its operations and/or file for protection under Chapter 11 of the U.S. Bankruptcy Code to restructure its obligations, including those under the Notes. Such a filing would likely have a material impact on the Company's results of operations and financial position. Furthermore, if the Merger is not ultimately consummated, the Company may incur significant charges, including charges for asset impairments and restructuring the Company's operations.

STRATEGIC INITIATIVES

         The Company is aggressively implementing its previously announced Restructuring, which includes eliminating redundant administrative operations by consolidating certain key support functions. While progress has been made, the Company's efforts to convert all of its offices to its new billing and customer service software platforms have fallen behind schedule. The Company's original plans called for the conversions to be substantially complete during early 1999. The Company now believes the conversions will not be substantially complete until early 2000. The Company also has made progress in the build-out of its advanced wireless network, which, when completed in late December 1999 or early January 2000, will permit enhanced delivery of a broad portfolio of wireless information products and services. In April 1999, the Company completed a realignment of its sales and marketing organizations to more clearly align those groups with customers' needs and the Company's overall strategic direction.

         In June 1999, the Company formed Vast Solutions to accelerate the development and commercialization of business opportunities in three related areas: the Company's Internet-based wireless information content; its business solutions capabilities; and its wireless content gateway. Separating Vast Solutions from the Company's other subsidiaries on an organizational basis is expected to enhance the Company's ability to focus on discrete opportunities and, potentially, different business models.

RESULTS OF OPERATIONS

         Revenues from services, rent and maintenance plus product sales less the cost of products sold (Net Revenues) for the three-month period ended September 30, 1999, were $231 million, a decrease of 6.4% from $247 million for the corresponding period of 1998. Net Revenues for both the nine months ended September 30, 1998 and 1999, were $723 million. Revenues from services, rent and maintenance, which the Company considers its primary business, decreased 6.9% to $223 million for the three months ended September 30, 1999, compared to $240 million for the three months ended September 30, 1998. Services, rent and maintenance revenues for the nine months ended September 30, 1999 decreased 1.2% to $697 million, compared to $705 million for the nine months ended September 30, 1998. Increases in average revenue per unit resulting from pricing initiatives and the changing mix of the Company's subscriber base toward higher revenue products and services were offset by the decrease in revenues associated with the net decrease in units in service during both the three and nine months ended September 30, 1999 as described below.

         The number of units in service with subscribers at September 30, 1999 was 9,314,000, compared to 10,110,000 and 10,484,000 units in service with subscribers at December 31, 1998 and September 30, 1998, respectively. The Company experienced a net reduction of approximately 462,000 domestic units in service in the third quarter of 1999, mainly due to the Company's continued rationalization of its customer base and intensifying price competition in the market for paging services. Approximately two-thirds of the loss in units in service was a result of continued weakness in the Company's reseller channel and most of the loss were of subscribers to lower cost numerical services. The cancellation of units from a national account relationship and the bankruptcy of a major reseller accounted for a loss of approximately 120,000 units. In addition, another 122,000 units were reduced based upon the reconciliation of certain of the Company's reseller account records as they were converted to the Centers of Excellence platform.

         The average revenue per unit (ARPU) for the Company's core domestic operations increased to $7.78 and $7.96, respectively, for the three and nine months ended September 30, 1999, compared to $7.59 and $7.52, respectively, for the corresponding periods of 1998. ARPU for the three months ended September 30, 1999 declined to $7.78 from $7.84 per unit for the second quarter of 1999. The decrease in the third quarter of 1999 resulted from the Company's efforts to maintain market share in the face of heightened price competition.

         Product sales decreased 4.1% to $24 million for the three months ended September 30, 1999, compared to $25 million for the same period in 1998. Product sales decreased 14.4% to $69 million for the nine months ended September 30, 1999, compared to $81 million for the corresponding period of 1998. The decreases in product sales and corresponding decreases in cost of products sold from 1998 to 1999 resulted primarily from the Company's efforts to reduce the number of customers using unprofitable services through certain pricing initiatives, which resulted in a substantial decrease in sales through the Company's reseller channel. In addition, the decreases in cost of products sold from 1998 to 1999 also resulted from the decrease in the depreciable lives of the Company's subscriber devices from three years to two years, effective April 1, 1999. This change had the effect of increasing depreciation expense and thereby reducing the net book values of sold subscriber devices.

         Services, rent and maintenance expenses increased 19.7% to $63 million for the three months ended September 30, 1999, compared to $53 million for the three months ended September 30, 1998. Services, rent and maintenance expenses increased 22.6% to $194 million for the nine months ended September 30, 1999, compared to $158 million for the nine months ended September 30, 1998. The increases in services, rent and maintenance expenses were primarily attributable to the adoption of Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5), effective January 1, 1999, which required the expensing of certain costs previously capitalized, increased contracted dispatch costs related to advanced messaging units placed in service during 1998 and the first nine months of 1999, increased pager parts and repairs expense, and expenses associated with an increase in transmitter sites. The increase for the nine months ended September 30, 1999 was partially offset by the decline in the Company's reserve for non-recoverable subscriber devices resulting from the change in the depreciable lives of its subscriber devices from three years to two years.

         Selling expenses decreased 11.2% to $24 million for the third quarter of 1999, compared to $27 million for the same period in 1998. Selling expenses decreased 2.9% to $70 million for the first nine months of 1999, compared to $72 million for the corresponding period of 1998. The decrease in selling expenses for the three months ended September 30, 1999 resulted primarily from a decrease of approximately $4 million in the Company's advertising expenditures, including advertising costs for its core operations and its advanced messaging operations. The decrease in selling expenses for the nine months ended September 30, 1999 was primarily due to a one-time adjustment to sales commissions made during the second quarter of 1999 to better reflect the period in which the commission is earned. As a result of this change, selling expenses decreased by $2 million during the nine months ended September 30, 1999. The decrease in selling expenses for the first nine months of 1999 also resulted from a lower amount of sales commissions paid in conjunction with the net decrease in units in service as compared to the same period of 1998. Marketing research, development costs, and advertising expenses associated with the Company's core and advanced messaging operations are expected to grow in future periods due to expanded promotion of its core and advanced messaging operations, including such costs related to its SurePage and Two-Way services.

         General and administrative expenses increased 6.1% to $85 million for the third quarter of 1999, compared to $80 million for the third quarter of 1998. General and administrative expenses increased 16.4% to $261 million for the first nine months of 1999, compared to $224 million for the first nine months of 1998. The increases in general and administrative expenses were primarily related to expenses associated with establishing the Company's Centers of Excellence, redundant operating costs associated with operating both its new Centers of Excellence infrastructure and its traditional decentralized infrastructure, and increased levels of contract labor utilized during the transition to the Centers of Excellence infrastructure. Such costs are expected to decrease in 2000 as the Company completes the transition to its Centers of Excellence.

         Depreciation and amortization expense increased 5.2% to $73 million for the three months ended September 30, 1999, compared to $69 million for the three months ended September 30, 1998. Depreciation and amortization expense increased 25.8% to $268 million for the nine months ended September 30, 1999, compared to $213 million for the nine months ended September 30, 1998. The increases in depreciation and amortization expense resulted primarily from the Company's change in the depreciable lives of its subscriber devices and certain of its network equipment, effective April 1, 1999. The Company changed the depreciable lives of its subscriber devices from three years to two years and the depreciable life of certain of its network equipment from seven years to ten years. The changes resulted from a review by the Company of the historical usage periods of its subscriber devices and its network equipment and the Company's expectations regarding future usage periods for subscriber devices considering current and projected technological advances. As a result of these changes, depreciation expense increased by approximately $8 million and $77 million, respectively, during the three and nine months ended September 30, 1999 and is expected to increase by approximately $3 million during the fourth quarter of 1999. Depreciation and amortization expense was reduced during the three and nine months ended September 30, 1999 by certain property and equipment becoming fully depreciated, certain non-current assets becoming fully amortized, and the write-off of start-up costs upon the adoption of SOP 98-5. The Company commenced depreciation and amortization on the assets related to its Centers of Excellence during the third quarter of 1999. This is expected to increase depreciation and amortization expense during the fourth quarter of 1999 by approximately $2 million. The Company expects to commence depreciation and amortization on the assets related to its advanced messaging operations during the first quarter of 2000, which is expected to increase depreciation and amortization expense during 2000 by approximately $25 million.

         The Company recorded a provision of $18 million during the quarter ended March 31, 1999, for the impairment of the assets of the Company's majority-owned Spanish subsidiaries. See further discussion in Note 5 to the Consolidated Financial Statements.

         The Company recorded a restructuring charge of $74 million during the quarter ended March 31, 1998, as a result of a Restructuring approved by the Company's Board of Directors in February 1998. See further discussion in Note 6 to the Consolidated Financial Statements.

         As a result of the above factors, Adjusted EBITDA decreased 32.1% to $59 million for the third quarter of 1999, compared to $87 million for the corresponding period of 1998. Adjusted EBITDA decreased 26.3% to $198 million for the first nine months of 1999, compared to $268 million for the same period in 1998. Adjusted EBITDA and Adjusted EBITDA as a percentage of Net Revenues were negatively impacted by the Company's advanced messaging operations, the development and implementation of its Centers of Excellence, its international operations, and the adoption of SOP 98-5. Adjusted EBITDA and Adjusted EBITDA as a percentage of Net Revenues for the three and nine months ended September 30, 1999 were positively impacted by approximately $0.5 million and approximately $3 million, respectively, as a result of the change in the depreciable lives of subscriber devices as previously discussed.

         Interest expense, net of amounts capitalized, was relatively flat for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Interest expense, net of amounts capitalized, was $37 million for the third quarter of 1999, compared to $36 million for the third quarter of 1998. Interest expense, net of amounts capitalized, was $111 million for the nine months ended September 30, 1999, compared to $109 million for the nine months ended September 30, 1998. Interest expense is expected to increase in early 2000 as the amount of interest capitalized is anticipated to decrease upon the completion of the build-out of the Company's advanced wireless network.

         The Company adopted the provisions of SOP 98-5 effective January 1, 1999 and recorded a charge of $37 million as a cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999.

CAPITAL RESOURCES

         The Company's operations and expansion into new markets and product lines have required substantial capital investment for the development and installation of wireless communications systems and for the procurement of subscriber devices and related equipment. Furthermore, the Company is currently in the process of building an advanced messaging network over which it can deploy new enhanced messaging services and customized wireless information and completing the formation of its Centers of Excellence. Capital expenditures (excluding payments for spectrum licenses) were $163 million for the nine months ended September 30, 1999, compared to $171 million for the corresponding period of 1998. The decrease in capital expenditures in 1999 was primarily due to declining capital expenditures related to the Company's advanced messaging network and its Centers of Excellence. Capital expenditures related to the Company's build-out of its advanced messaging network were $54 million for the nine months ended September 30, 1999, compared to $55 million for the corresponding period of 1998. Capital expenditures related to establishing the Company's Centers of Excellence, including new system implementations, were $25 million for the nine months ended September 30, 1999, compared to $30 million for the same period of 1998.

         The amount of capital expenditures may fluctuate from quarter to quarter and on an annual basis due to several factors, including the variability of units in service with subscribers. Based on current expectations, the Company anticipates the total amount of capital expenditures to be approximately $50 million in the fourth quarter of 1999. As of September 30, 1999, the Company has substantially completed capital expenditures related to the establishment of its Centers of Excellence. The Company expects to substantially complete capital expenditures made in connection with the Company's expansion of its advanced messaging network during the fourth quarter of 1999. With the substantial completion of these capital expenditures in 1999, the Company expects aggregate capital expenditures in 2000 to decrease as compared to 1999. However, the Company is currently unable to estimate its capital expenditures for 2000 due to uncertainty surrounding the Merger and liquidity matters discussed in Note 1 to the Consolidated Financial Statements.

         For the first nine months of 1999, capital expenditures were funded by net cash provided by operating activities of $89 million, as well as incremental borrowings. Net cash provided by operating activities decreased $102 million for the nine months ended September 30, 1999, as compared to the same period of 1998. The decrease resulted primarily from an increase in net loss before non-cash charges and a decrease in accrued liabilities due to timing of payments.

         The two credit agreements of the Company's Canadian subsidiaries, as amended on August 5, 1999, provide for total borrowings of approximately $75 million. As of September 30, 1999, approximately $52 million of borrowings were outstanding under the Canadian credit facilities. Additional borrowings are available under these facilities, provided such borrowings are either collateralized or certain financial covenants are met.

         The deficiency in Free Cash Flow, defined as Adjusted EBITDA less capital expenditures (excluding payments for spectrum licenses) and debt service, for the Company's consolidated operations for the three and nine months ended September 30, 1999, was $34 million and $74 million, respectively. The deficiency in Free Cash Flow for the Company's consolidated operations for the three and nine months ended September 30, 1998 was $32 million and $11 million, respectively. Free Cash Flow is not a measure defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of performance in accordance with generally accepted accounting principles. The decline in Free Cash Flow for the three and nine months ended September 30, 1999 was primarily the result of a decrease in Adjusted EBITDA, as previously noted.


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

         The Company implemented a task force and developed a comprehensive plan to address Year 2000 issues, and continues to utilize both internal and external resources to evaluate and test its systems. The Company has developed an approach to address Year 2000 issues that includes phases for inventory of business processes and systems, assessment of Year 2000 risk, remediation, testing, implementation and evaluation. The Company has completed these phases for all critical business processes. The Company has completed the process of evaluating the project documentation that represents the Year 2000 readiness of its application systems and embedded systems, such as its paging terminals and paging network and is archiving the documentation in its corporate Y2K Repository. Furthermore, in connection with the Restructuring, the Company is currently in the process of replacing all of its core systems for its new Centers of Excellence. The Company has completed Year 2000 readiness assessment and testing on these systems.

         The Company anticipates its total cost associated with correcting Year 2000 problems, including the expenses necessary to remediate the Company's existing systems and costs related to the collection of third-party Year 2000 readiness information, to be approximately $4 million, substantially all of which has been incurred as of November 10, 1999. In addition, in connection with the Restructuring, the Company is currently in the process of replacing all of its core systems for its new Centers of Excellence at an estimated cost of approximately $80 million to $100 million.

         The Company continues to work with Motorola, Inc., Glenayre Technologies, Inc., and other primary vendors that currently supply the Company with subscriber devices, wireless messaging terminals, and network facilities, to assess their Year 2000 readiness. Assessment has been completed for the Company's mission critical primary vendors. The Company's primary vendors are making the preparations necessary for their products and services to be ready for the Year 2000. However, there can be no assurance that third parties, on which the Company's business relies, will successfully remediate their systems on a timely basis. The Company also relies on the provision of electrical power and telecommunications transmission services in the operation of its business. The Company has queried its primary electrical and telecommunications suppliers regarding Year 2000 compliance. Each supplier queried believes that it will be Year 2000 ready by the end of 1999. The Company has no means of confirming these statements, nor any ability to ensure Year 2000 compliance by these suppliers. The Company believes that although it may experience power and/or transmission outages related to Year 2000 noncompliance, these outages will be limited in both scope and duration and will not have a material adverse effect on the Company's ability to operate nor on its results of operations. In addition, the possibility of power and/or transmission outages is being addressed in the contingency planning process described below.

         The Company is working with a globally recognized consulting firm to develop contingency plans to mitigate the impact of its potential system failures related to Year 2000 issues. The contingency plans will address the risk of potential failures related to internal software applications, embedded systems, infrastructure, and third-party systems (including electrical power and telecommunications transmission services). The contingency plans have been completed for mission critical systems and selected failure scenarios will continue to be practiced during the fourth quarter of 1999 to validate the thoroughness of these plans.

         The Company believes it has met all project deliverables according to schedule based on management's review and verification of the project documentation. However, in particular due to the potential impact of third-party modification plans, actual results could differ materially from those anticipated. The Company's business, financial position, or results of operations could be materially adversely affected by the failure of its computer systems and applications, or those operated by third parties, to properly operate or manage dates beyond 1999. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of any potential liability or lost revenue cannot be estimated at this time.

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

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PAGING NETWORK, INC.




Date: November 12, 1999            By: /s/ John P. Frazee, Jr.
                                       -----------------------------------------
                                       John P. Frazee, Jr.
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer
                                       (Principal Executive Officer)




Date: November 12, 1999            By: /s/ Julian B. Castelli
                                       -----------------------------------------
                                       Julian B. Castelli
                                       Senior Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER                           DESCRIPTION
---------                          -----------
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

   4.6         Second Amendment to the Shareholder Rights Agreement (13)

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

  EXHIBIT
  NUMBER                           DESCRIPTION
---------                          -----------
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

  EXHIBIT
  NUMBER                           DESCRIPTION
---------                          -----------
   12          Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 1998 and 1999 (13)

   27          Financial Data Schedule (13)

---------------

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

              (12) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

              (13)   Filed herewith.