Form 10-K
period 1999-12-31
PAGING NETWORK INC
filed 2000-05-04
CIK 878324

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO            .
                                                -----------  ------------

                           COMMISSION FILE NO. 0-19494

                              PAGING NETWORK, INC.
               (Exact name of Registrant as specified in charter)

           DELAWARE                                     04-2740516
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

                               14911 QUORUM DRIVE
                               DALLAS, TEXAS 75240
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (972) 801-8000

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
----------------------------           -----------------------------------------
Common Stock, $.01 par value                    The Nasdaq SmallCap Market

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES                               NO  X
                    ---                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

     As of April 25, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $175,636,000.

     As of April 25, 2000, 104,242,067 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

      Paging Network, Inc. (PageNet or the Company) is a provider of wireless communications services throughout the United States and in the U.S. Virgin Islands, Puerto Rico and Canada. PageNet provides services in all 50 states and the District of Columbia, including service in the 100 most populated markets in the United States. PageNet also owns a minority interest in a wireless communications company in Brazil.

      The main services of PageNet are numeric and alphanumeric wireless messaging services. Numeric pagers (devices) allow a subscriber to receive a numeric message (such as a telephone number to call back or a pre-arranged code) and alphanumeric devices allow a subscriber to receive numeric and text messages. As of December 31, 1999, numeric devices represented approximately 83% of PageNet's total units in service with subscribers and alphanumeric units represented approximately 16% of PageNet's total units in service with subscribers. The total units in service has grown from 4,409,000 at December 31, 1994 to 8,991,000 at December 31, 1999, representing a compounded annual growth rate of approximately 15.3%. However, total units in service have declined each quarter since their high of 10,604,000 at June 30, 1998 and are expected to decline significantly in 2000. In addition, PageNet sells confirmed receipt paging services, which enable subscribers to receive acknowledgements that their messages were delivered, services which enable subscribers to respond to messages with their messaging devices by using pre-scripted replies, and send and receive (2-way) services, which enable subscribers to initiate messages and to respond to messages with their messaging devices by using pre-scripted replies or by creating original replies. These services presently account for approximately one percent of PageNet's total units in service. PageNet is currently developing other applications for its wireless network through its wholly-owned subsidiary, Vast Solutions, Inc. (Vast), as described more fully below.

MERGER AGREEMENT

      On November 8, 1999, PageNet announced that it had signed a definitive agreement (the Merger Agreement) to merge (the Merger) with Arch Communications Group, Inc. (Arch). Under the terms of the Merger Agreement, each share of PageNet's common stock will be exchanged for 0.1247 share of Arch common stock. Under the terms of the Merger Agreement, PageNet's 8.875% senior subordinated notes due 2006, its 10% senior subordinated notes due 2008, and its 10.125% senior subordinated notes due 2007 (collectively, the Notes), along with all accrued interest thereon, will be exchanged in a registered exchange offer under which the holders of each $1,000 of outstanding principal of Notes will receive, upon consummation of the Merger, approximately 64 shares of common stock of Arch.

      As part of the Merger, PageNet intends to distribute up to 80.5% of its interest in Vast, a wholly-owned subsidiary of PageNet, to holders of the Notes and PageNet's common stock. Holders of the Notes will receive up to a 68.9% interest in Vast, while holders of PageNet's common stock will receive up to an 11.6% interest. The remaining interest will be held by the combined company following the Merger.

      The Merger Agreement requires 97.5% acceptance by the holders of the Notes and affirmative votes of a majority of PageNet's and Arch's stockholders to complete the Merger. Consent of the lenders under PageNet's revolving credit facility (the Credit Agreement) is also required. The Merger Agreement also provides for PageNet to file a "pre-packaged" Chapter 11 reorganization plan if the level of acceptances from the holders of the Notes is below 97.5%, but greater than 66.7% in amount and 50% in number required under the Bankruptcy Code for the noteholder class to accept the "pre-packaged" Chapter 11 reorganization plan.

      Consummation of the Merger is subject to customary regulatory review, certain third-party consents, including PageNet's lenders, and the approvals noted above. The Company has received approval from the Department of Justice and the Federal Communications Commission to proceed with the Merger, and anticipates completing the Merger during the third quarter of 2000.

LIQUIDITY AND GOING CONCERN MATTERS

      PageNet's Consolidated Financial Statements as of December 31, 1999, and for the year then ended, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in those accompanying financial statements, PageNet incurred losses of $157 million, $162 million, and $299 million during the years ended December 31, 1997, 1998, and 1999, respectively. PageNet's deteriorating financial results and liquidity have caused it to be in default of the covenants of all of its domestic debt agreements. On February 2, 2000, PageNet failed to make the semi-annual interest payments on its 8.875% senior subordinated notes due 2006 (8.875% Notes) and its 10.125% senior subordinated notes due 2007 (10.125% Notes). As of March 2, 2000, the non-payment of interest constituted a default under the indentures of the 8.875% Notes and the 10.125% Notes. On April 17, 2000, PageNet failed to make the semi-annual interest payment on its 10% senior subordinated notes due 2008 (10% Notes), and does not expect to make additional cash interest payments on any of its Notes. As a result of these defaults, the holders of the Notes could demand at any time that PageNet immediately pay $1.2 billion of outstanding Notes in full. Should this happen, PageNet would immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

      PageNet is also in default of several of the financial and other covenants of the Credit Agreement. As a result of these defaults, the lenders under the Credit Agreement could demand at any time that PageNet immediately pay the $745 million outstanding under the Credit Agreement in full. Should this happen, PageNet would immediately file for protection under Chapter 11.

      PageNet is prohibited from additional borrowings and has classified all of its outstanding indebtedness under the Credit Agreement and the Notes as a current liability as of December 31, 1999. As of May 1, 2000, PageNet has approximately $55 million in cash. PageNet believes that this cash, plus the cash expected to be generated from operations, is sufficient to meet its obligations, except for the cash interest payments due under the Notes, into the third quarter of 2000. However, if PageNet's financial results continue to deteriorate, it may not have sufficient cash to meet such obligations through the third quarter of 2000. As discussed below, PageNet is considering alternatives to ensure that it has sufficient liquidity through the completion of the Merger. However, there can be no assurance that PageNet's efforts to ensure that it has adequate liquidity will be timely or successful or that the Merger will be completed. As a result, PageNet may have to reduce the level of its operations and/or file for protection under Chapter 11 to complete the Merger and/or restructure its obligations. PageNet is negotiating a debtor-in-possesion loan facility with its lenders to be made available in the event it commences a Chapter 11 case. Filing for bankruptcy would have a material impact on PageNet's results of operations and financial position. In addition, if the Merger is not completed, PageNet will likely incur significant charges for asset impairments and restructuring its obligations. The accompanying financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should PageNet file for protection under Chapter 11 and/or be unable to continue as a going concern.

      PageNet's deteriorating financial results and lack of additional liquidity indicate that PageNet may not be able to continue as a going concern for a reasonable period of time. PageNet's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of the Notes and the lenders under the Credit Agreement and PageNet's ability to
(i) generate sufficient cash flows to meet its obligations, other than the cash interest payments due under the Notes, on a timely basis, (ii) obtain additional or restructured financing, including potential debtor-in-possession borrowings if PageNet is required to file for protection under Chapter 11, (iii) continue to obtain uninterrupted supplies and services from its vendors, and (iv) reduce capital expenditures and operating expenses. PageNet is proceeding with these initiatives as well as its plan to complete the Merger as described above.

STRATEGY AND RESTRUCTURING

      In February 1998, PageNet announced its intention to refocus its strategy from rapid expansion and subscriber growth towards profitable growth. The major components of this realignment have included:

     o restructuring and consolidation of its operations by eliminating redundant administrative and support functions located in offices throughout the country into centralized processing centers;

     o completing the build-out of its new advanced messaging network, and launching new, advanced messaging services for its customers;

     o developing other applications for its network to provide "wireless solutions" to customers;

     o focusing PageNet's sales and marketing efforts on more profitable services, such as alphanumeric and nationwide paging; and

     o    increasing prices of some services.

Restructuring of Operations

      In February 1998, PageNet's Board of Directors approved a restructuring of PageNet's domestic operations (the Restructuring). PageNet's Restructuring plan called for the elimination of redundant administrative operations by consolidating key support functions located in offices throughout the country into centralized processing facilities. In addition, the Restructuring plan called for the conversion to new billing and customer service software platforms. The Restructuring plan specified local and regional office closures, the disposition of certain furniture, fixtures, and equipment and the termination of approximately 1,950 employees by job function and location. While progress in establishing these centralized processing centers was made, PageNet's efforts to convert its offices to its new billing and customer service software platforms fell behind the original schedule of being completed during the second quarter of 1999. Billing software and system implementation problems surfaced during the first office conversions, and, as a result, PageNet had to postpone the conversion of many of its other offices. Additional implementation problems surfaced during 1999 and caused further delays. In November 1999, and in conjunction with the announcement of PageNet's planned merger with Arch, PageNet decided to suspend the Restructuring after January 2000 pending the decision as to which operating platforms will be used by the combined company.

      PageNet has converted to its new billing and customer service software platforms all of its customer units placed in service by its resellers and approximately 50% of its direct customer units. However, due to the suspension of the Restructuring, combined with the impact of the contemplated merger on its operations, PageNet is unable to determine the amount of future savings resulting from the consolidation initiative.

Completion of Advanced Messaging Network

      On February 1, 2000, PageNet launched its 2-way wireless messaging services over its advanced messaging network. PageNet anticipates that it will invest approximately $15 million in the network during 2000. This investment is intended to complete the buildout of sites started in the fourth quarter of 1999 and expand capacity in certain cities throughout the nation during the first half of 2000, and will substantially complete PageNet's investment in its advanced messaging network.

Deployment of Advanced Messaging Services and "Wireless Solutions"

      PageNet has been engaged in several efforts to develop additional uses for its wireless networks. In June 1999, PageNet consolidated its initiative to develop advanced services, including wireless data and wireless solutions, into Vast.

      Through Vast, PageNet is commencing operations that can provide comprehensive end-to-end wireless data solutions that connect corporate mobile users with Internet or corporate data networks using wireless devices. Vast's initial focus is on large businesses with mobile workforces. Vast can host, deploy, operate and support its wireless solution for customers, allowing them to completely outsource their wireless data operations and provide their mobile users with continuous connectivity to enterprise applications. Vast is an active member of the Wireless Application Platform (WAP) Forum and intends to support new technologies and applications based on emerging standards that support wireless communications.

      Vast is a development stage company and, since its inception, has been engaged primarily in product research and development and developing markets for its products and services. In 1999, Vast had only $1 million of total revenues and incurred an operating loss of approximately $36 million as a result of these startup activities.

Realignment of Sales and Marketing Structure

      PageNet has reviewed its customers and prospects in each market in order to design a sales and marketing structure that is more closely aligned with its customers' needs and with PageNet's overall goal of migrating its customers to higher revenue products. This new sales structure, which was implemented in April 1999, enables PageNet to sell a diversified portfolio of products to a sophisticated group of customers. This structure includes account segmentation and focused selling skills, career paths for all sales personnel, sales targets, training curriculums for each selling group, and competitive compensation plans.

Price Increases

        In an effort to improve the profitability of some of its services, PageNet implemented price increases in late 1998 and 1999 to some of its customers. As a result of these price increases, increased competition in the marketplace for wireless communications services, and other factors, PageNet's units in service have decreased each quarter from the third quarter of 1998 through the fourth quarter of 1999, and this trend is expected to continue through 2000. PageNet experienced its first year-to-year increase in average revenue per unit in 1998, although average revenue per unit has since declined during the second, third, and fourth quarters of 1999. PageNet continues to review its pricing structure for all of its services.

SALES AND DISTRIBUTION

      PageNet's services are sold to its customers through both direct and indirect distribution channels. The direct channel consists of selling services to customers through local employee sales representatives who call on prospects and customers or take orders at storefront locations, as well as sales completed through PageNet's internet store. The indirect channel consists of selling services to customers primarily through resellers. PageNet does not depend upon any single subscriber or reseller for a significant portion of its revenues.

      As of December 31, 1999, direct sales accounted for approximately 48% of PageNet's overall units in service, and the indirect sales channel accounted for approximately 52%. In the direct channel, PageNet charges a monthly service fee and either leases or sells its messaging devices to its customers. In the indirect channel, PageNet provides services to resellers under marketing agreements at wholesale service rates. PageNet sells or leases messaging devices to resellers, who sell PageNet's services to end users. Resellers are typically responsible for all costs associated with servicing their customers. However, in some cases, resellers may contract with PageNet to provide billing and other customer service functions.

MARKETING

      PageNet promotes its products and services through a variety of programs, including television, print, newspaper, yellow pages advertising, and co-op programs with manufacturers and other third parties. Traditionally, PageNet has focused its marketing efforts primarily on business users, who represent the majority of its subscribers.

MESSAGING DEVICES AND TRANSMISSION EQUIPMENT

      PageNet currently purchases messaging devices primarily from Motorola, Inc., transmitters from Glenayre Technologies, Inc. and Motorola, and wireless messaging terminals from Glenayre. Motorola has announced its intention to discontinue manufacturing transmitters and other paging infrastructure during 2000, although it will continue to maintain and service existing infrastructure into the future. PageNet believes that it will be able to continue to purchase messaging devices from Motorola and other sources and be able to purchase paging infrastructure from sources other than Motorola.

      PageNet's technical functions include testing of new messaging devices and transmission equipment, designing wireless transmission systems and installing and maintaining transmitters to support PageNet's transmission system. Because of the compatibility among different transmitters, computers, and other messaging equipment, PageNet can design its systems without being dependent upon any single supplier.

      As of December 31, 1999, PageNet owned messaging devices having a net book value of approximately $166 million.

INTERNATIONAL OPERATIONS

      PageNet provides services in Canada similar to those offered in the United States through its wholly-owned subsidiary, Paging Network of Canada Inc. PageNet has sales operations in Montreal, Ottawa, Quebec City, Toronto and Vancouver. PageNet services a geographic area containing more than 75% of the population of Canada.

      PageNet holds a minority interest in a wireless messaging company in Brazil. PageNet, through its subsidiaries, also owns frequency licenses in the United Kingdom, Argentina, and Chile. PageNet is currently considering options to return these licenses to the regulatory bodies in each of these countries. PageNet recorded a provision of $18 million during the first quarter of 1999 for the impairment of the assets of its majority-owned Spanish subsidiaries in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During the first quarter of 1999, PageNet made the decision to narrow its focus to its North American operations and, as a result, made the decision to sell or otherwise dispose of its operations in Spain. As a result of this decision, PageNet analyzed the estimated future cash flows expected to be generated from its Spanish operations and determined that they would not be sufficient to recover the net book value of the assets of the subsidiaries and, accordingly, recorded a provision to write down the assets of the Spanish subsidiaries based on the estimated value of PageNet's investment in its Spanish subsidiaries as of March 31, 1999. No cash costs have been incurred or are expected as a result of the provision for the impairment of the assets of PageNet's Spanish subsidiaries. All operations in the Spanish subsidiaries were ceased in the third quarter of 1999. No additional charges are required. PageNet is not considering opportunities for international expansion at this time.

COMPETITION

      PageNet has numerous competitors in all of the locations in which it operates. Competition in most geographic markets is based primarily on price, type and quality of service offered and geographic coverage. In addition to other wireless messaging companies, PageNet experiences significant competition from companies which provide personal communications services (PCS) and cellular telephones and, more recently, also offer basic and advanced messaging services and internet access. Many of these competitors possess financial, technical and other resources greater than those of PageNet. PageNet's competitors currently include wireless messaging carriers such as Vodafone Airtouch, Inc., Arch, Bell Atlantic Corporation, BellSouth Wireless Data, L.P., MCI WorldCom, Inc., Skytel Communications, Inc., Metrocall, Inc., Nextel Communications, Inc., RSR, Sprint PCS Group, and WebLink Wireless, Inc., formerly known as PageMart Wireless.

      Future technological advances in wireless communications could create new services or products which could be competitive with the services provided by PageNet. PageNet continuously evaluates new technologies and applications in wireless services. However, PageNet cannot guarantee that it will not be adversely affected by technological changes in wireless communications.

REGULATION

Federal Regulation -- Overview

      PageNet's wireless messaging operations are subject to regulation by the Federal Communications Commission under federal communications laws and regulations. The Federal Communications Commission has granted PageNet licenses to use the radio frequencies necessary to conduct its business. Licenses issued by the Federal Communications Commission to PageNet set forth the technical parameters, such as output signal level and tower height, under which PageNet is authorized to use those frequencies. Each Federal Communications Commission license held by PageNet has construction and operational requirements that must be satisfied within set time frames. The Federal Communications Commission has the authority to auction most new licenses over which wireless mobile services are traditionally offered but does not have the authority to use auctions for license renewals or license modifications.

      The Federal Communications Commission licenses granted to PageNet have varying terms of up to 10 years, at the end of which time renewal applications must be approved by the Federal Communications Commission. In the past, Federal Communications Commission renewal applications have been routinely granted, in most cases upon a demonstration of compliance with Federal Communications Commission regulations and adequate service to the public. The Federal Communications Commission has granted each renewal license PageNet has filed, other than those which are pending. Although PageNet is unaware of any circumstances which would prevent the grant of any pending or future renewal applications, no assurance can be given that any of PageNet's licenses will be renewed by the Federal Communications Commission. Furthermore, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the Federal Communications Commission has the authority to restrict the operation of licensed facilities or revoke or modify licenses. PageNet is seeking an extension of time in which to meet construction benchmarks for licenses acquired at auction. Failure to obtain such extensions could result in PageNet having such licenses revoked or modified involuntarily. No license of PageNet has ever been revoked or modified involuntarily.

      The Federal Communications Commission's review and revision of rules affecting companies such as PageNet is ongoing. The regulatory requirements to which PageNet is subject may change significantly over time. For example, the Federal Communications Commission has adopted rules which allow companies to operate on particular channels throughout a broader geographic area. These geographic area licenses have been awarded through an auction. Incumbent messaging carriers that are already licensed by the Federal Communications Commission in these broad geographic areas are entitled to continue to operate without interference from the auction winners, if any. In many instances PageNet still needs to obtain the prior approval of the Federal Communications Commission before it can implement any significant changes to its messaging networks. Once the Federal Communications Commission's market area licensing rules are implemented, however, many of these licensing obligations will be eliminated.

      In addition to eliminating obligations, the Federal Communications Commission has sought comment on rules for certain frequencies licensed to PageNet for use throughout much of the nation. If the Federal Communications Commission were to impose additional, more stringent coverage requirements on licensees with these frequencies, including PageNet, PageNet might have to accelerate the buildout of its systems.

      Federal communications laws and regulations require licensees, such as PageNet, to obtain prior approval from the Federal Communications Commission for the transfer of control of any construction permit or station license. Prior approval is required by the Federal Communications Commission of acquisitions of other messaging companies by PageNet and transfers by PageNet of a controlling interest in any of its licenses or construction permits. The Federal Communications Commission has approved each acquisition and transfer of control for which PageNet has sought approval, including those contemplated in connection with the Merger. PageNet also regularly applies for Federal Communications Commission authority to use additional frequencies, modify the technical parameters of existing licenses, expand its service territory, provide new services, and modify the conditions under which it provides service. Although there can be no assurance that any requests for approval of applications filed by PageNet will be approved or acted upon in a timely manner by the Federal Communications Commission, or that the Federal Communications Commission will grant the extension requested, PageNet knows of no reason to believe any such requests, applications, or extension will not be approved or granted. PageNet makes no representations, however, about the continued availability of additional frequencies used to provide its services.

Foreign Ownership Restrictions

      Foreign ownership of entities that directly or indirectly hold certain licenses from the Federal Communications Commission, including some of those held by PageNet, is limited. Because PageNet holds licenses from the Federal Communications Commission only through its subsidiaries, up to 25% of PageNet's common stock can be owned or voted by aliens or their representatives, a foreign government or its representatives, or a foreign corporation, without restriction. However, if more than 25% of PageNet's common stock is owned or voted by aliens or their representatives, a foreign corporation, or a foreign government or its representatives, the Federal Communications Commission has the right to revoke or refuse to grant licenses if it finds that such revocation or refusal serves the public interest. The Federal Communications Commission has indicated that, pursuant to the World Trade Organization Telecommunications Agreement, it would waive the 25% limitation in appropriate circumstances. Based upon information obtained by PageNet, it believes that substantially less than 25% of its issued and outstanding common stock is owned by aliens or their representatives, foreign governments or their representatives, or foreign corporations. PageNet subsidiaries that are radio common carrier licensees are subject to more stringent requirements and may have only up to 20% of their stock owned or voted by aliens or their representatives, a foreign government or their representatives or a foreign corporation. This ownership restriction is not subject to waiver.

Limitations on Allocation of Numbers

      Increased demand for telephone numbers, particularly in metropolitan areas, is causing depletion of numbers in some of the more popular area codes. Recent plans to address this increased demand have included elements that could impact PageNet's operations, including the take-back of numbers already assigned for use and service-specific plans whereby only some services, such as paging and cellular, would be assigned numbers using a new area code, or plans which require the pooling of blocks of numbers for use by multiple carriers. PageNet can provide no assurance as to whether such plans will be adopted by a federal or state commission, or whether such plans will require PageNet to incur further, substantial expenses in order to continue to obtain telephone numbers for its subscribers.

Interconnection

      Recent amendments to federal communications laws are intended to promote competition in phone services through the removal of legal or other barriers to entry. Specifically, all telecommunications carriers have the duty to interconnect with the facilities and equipment of other telecommunications carriers. The Federal Communications Commission, and the 9th Circuit Court of Appeals, among others, have interpreted this duty as requiring certain local telephone companies to compensate mobile wireless companies for calls originated by customers of the local telephone companies which terminate on a mobile wireless company's network. The Federal Communications Commission has also found to be unlawful charges to messaging companies that have been assessed in the past on a monthly basis by certain local telephone companies for the use of interconnection facilities, including telephone numbers. PageNet has refused to pay certain of those charges determined to be unlawful. These findings by the Federal Communications Commission have been challenged at the Federal Communications Commission and in the courts. Although PageNet strongly believes that such charges are unlawful and that it has no obligation to pay such charges, PageNet cannot predict with certainty the ultimate outcome of these proceedings. Compensation amounts may be determined in subsequent proceedings either at the federal or state level, or may be determined based on negotiations between the local telephone companies and the messaging companies. Any agreements reached between the local telephone companies and the messaging companies may be required to be submitted to a state regulatory commission for approval. PageNet has negotiated interconnection agreements with some major local telephone companies and is in negotiations with other local telephone companies but can provide no assurances that it will obtain interconnection agreements with all local telephone companies. If these issues are ultimately decided in favor of the local telephone companies, PageNet, to a lesser extent because of the agreements it has reached, may be required to pay past due contested charges and may also be assessed interest and late charges for amounts withheld. PageNet does not believe the ultimate resolution of this matter will have a material adverse impact on its results of operations, financial position, or liquidity.

Additional Regulatory Obligations and Benefits

      The Federal Communications Commission has determined that companies such as PageNet are required to contribute to "Universal Service" or other funds to assure the continued availability of local phone service to high cost areas, as well as to contribute funds to cover other designated costs or societal goals. Further, providers of payphones must be compensated for all calls placed from pay telephones to toll-free numbers. This latter requirement increases PageNet's costs of providing toll-free number service, and there are no assurances that PageNet will be able to continue to pass on these, or other increased costs imposed by federal or state telecommunication regulators, to its subscribers. Beneficially, the laws now limit the circumstances under which state and local governments may deny a request by most wireless companies to place transmission facilities in residential communities and business districts, and give the Federal Communications Commission the authority to preempt the states in some circumstances.

      The laws require some telecommunications companies, including PageNet, to modify the design of their equipment or services to ensure that electronic surveillance or interceptions can be performed. Technical parameters applicable to the messaging industry have been established but not acknowledged by all governmental bodies to date. Therefore, PageNet cannot determine at this time what compliance measures will be required or the costs thereof. In addition, the Federal Communications Commission has instituted proceedings addressing the manner in which telecommunications carriers are permitted to jointly market certain types of services, and the manner in which telecommunications carriers render bills for these services. Depending on the outcome of these proceedings, PageNet and other telecommunications carriers could incur higher administration and other costs in order to comply.

State Regulation

      In addition to potential regulation by the Federal Communications Commission, some states have the authority to regulate messaging services, except where such regulation affects or relates to the rates charged to customers and/or the ability of companies like PageNet to enter a market. Such regulations have been preempted by the federal communications laws. States may petition the Federal Communications Commission for authority to continue to regulate commercial mobile radio service rates if certain conditions are met. State filings seeking rate authority have all been denied by the Federal Communications Commission, although new petitions seeking such authority may be filed in the future. Furthermore, some states and localities continue to exert jurisdiction over (1) approval of acquisitions of assets and transfers of licenses of mobile wireless systems and (2) resolution of consumer complaints. PageNet believes that, to date, all required filings for their respective messaging operations have been made. All state approvals of acquisitions or transfers made by PageNet have been approved, and PageNet knows of no reason to believe such approvals will not continue to be granted in connection with any future requests, even if states exercise that review.

      The laws do not preempt state regulatory authority over other aspects of PageNet's operations, and some state may choose to exercise such authority. Some state and local governments have imposed additional taxes or fees upon some of the activities in which PageNet is engaged. In addition, the construction and operation of radio transmitters may be subject to zoning, land use, public health and safety, consumer protection and other state and local taxes, levies and ordinances. As noted above, the Federal Communications Commission may delegate to the states authority over telephone number allocation and assignment.

TRADEMARKS

      PageNet markets its services under various names and marks, including PageNet(R), PageMail(R), PageMate(R), PageNet Nationwide(R), SurePage(R), FaxNow(R), and MessageNow(R), all of which are federally registered service marks. PageNet's federal mark registrations must be renewed at various times between 2000 and 2005. PageNet has filed applications with the United States patent and trademark office to register additional names and marks.

CORPORATE ORGANIZATION

      Historically, PageNet's subsidiaries operated as independent business units making their own staffing, administrative, operational and marketing decisions within guidelines established by the executive officers of PageNet. Effective December 31, 1998, PageNet merged a substantial number of its operating subsidiaries into PageNet, Inc., a first tier subsidiary of PageNet. PageNet has eight wholly-owned domestic subsidiaries. As of December 31, 1999, PageNet conducted its international operations through eleven wholly- and partially-owned subsidiaries. In March 2000, PageNet sold its interest in its Spanish subsidiary.

SEASONALITY

      PageNet's results of operations are not significantly affected by seasonal factors.

EMPLOYEES

      PageNet had approximately 4,300 employees as of December 31, 1999. Of these employees, approximately 1,800 were engaged in administrative, customer service, and technical capacities at PageNet's headquarters and its centralized processing facilities. Approximately 2,500, including approximately 1,250 sales personnel, were employed in PageNet's domestic and international offices. In addition to its 4,300 employees, PageNet had approximately 1,300 temporary workers in various customer service and administrative roles as of December 31, 1999. As a result of PageNet's Restructuring efforts, the Company eliminated approximately 300 permanent and 850 temporary positions during 1999. None of PageNet's employees is represented by a labor union. During 1999, PageNet experienced high employee turnover primarily due to its Restructuring initiative. PageNet is currently continuing to experience a high employee turnover rate due to its deteriorating financial results and its pending merger with Arch.


ITEM 2.  PROPERTIES.

      As of December 31, 1999, PageNet leased office space in 112 cities in 35 states in the United States and the District of Columbia, and in six cities in four provinces in Canada. These leases expire, subject to renewal options, on various dates through December 31, 2007. PageNet also leases office space for its corporate headquarters in Dallas, Texas under a lease term that expires in June 2003. As of December 31, 1999, PageNet was paying annualized rent of approximately $28 million. This amount includes amounts paid under leases that were closed as part of PageNet's Restructuring initiative, but excludes any potential income from subleasing these facilities. PageNet has suspended further Restructuring efforts during 2000 pending a determination as to the infrastructure to be used by the combined company following the Merger.

      PageNet also leases sites for its transmitters on commercial broadcast towers, buildings, and other structures. As of December 31, 1999, PageNet leased transmitter sites for between 10,000 and 12,000 transmitters. A few local municipalities have suspended the designation of new transmitter locations and/or the addition of new towers. Should these suspensions, or others, continue for an extended period of time, they could affect PageNet's and other wireless carriers' ability to offer coverage in those areas.

ITEM 3.  LEGAL PROCEEDINGS.

      PageNet is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on PageNet's business, financial position, or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER
             MATTERS.

      On February 25, 2000, Nasdaq moved the trading of PageNet's common stock, $0.01 par value, from the Nasdaq National Market System (NMS) to the Nasdaq SmallCap Market. The determination was made following a hearing before the Nasdaq Listing Qualifications Panel on January 29, 2000. On April 20, 2000, PageNet was notified by Nasdaq that it would be delisted from the Nasdaq SmallCap Market on May 1, 2000 unless its Form 10-K was filed with the Securities and Exchange Commission by April 27, 2000. PageNet has requested an oral hearing before the Nasdaq Listing Qualifications Panel and delisting has been stayed pending such hearing. The hearing is scheduled for June 1, 2000. PageNet's shares are traded under the symbol PAGEE. The following table sets forth the high and low trading prices per share of PageNet common stock for the quarterly periods indicated, which correspond to PageNet's quarterly fiscal periods for financial reporting purposes.

                                            PRICE RANGE
                                  -------------------------------
                                     HIGH                 LOW
                                  ----------          -----------
          1998
          ----
          First Quarter           $  16.3750          $   9.5000
          Second Quarter          $  16.6250          $  12.5000
          Third Quarter           $  14.6250          $   4.8125
          Fourth Quarter          $   7.3750          $   3.5625

          1999
          ----
          First Quarter           $   7.0000          $   3.8750
          Second Quarter          $   4.9375          $   3.0000
          Third Quarter           $   6.8750          $   0.7188
          Fourth Quarter          $   1.7188          $   0.5938

      As of April 25, 2000, there were approximately 923 shareholders of record. From January 1, 1998 through the date hereof, PageNet has declared no cash dividends on its common stock. PageNet does not anticipate paying cash dividends or making other cash distributions to shareholders in the foreseeable future. Under the terms of PageNet's debt agreements, it is currently restricted from paying cash dividends.


ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA.

      The following table sets forth selected historical consolidated financial and operating data of PageNet as of and for the years ended December 31, 1995, 1996, 1997, 1998, and 1999. The selected financial and operating data as of December 31, 1995, 1996, 1997, 1998, and 1999 and for each of the five years in the period ended December 31, 1999, has been derived from PageNet's audited consolidated financial statements and notes. The following consolidated financial information should be read in conjunction with "PageNet Management's Discussion and Analysis of Financial Condition and Results of Operations" and PageNet's consolidated financial statements and notes.

      The provision for asset impairment for the year ended December 31, 1999 represents a charge for the impairment of the assets of PageNet's majority-owned Spanish subsidiaries. The provision for asset impairment for the year ended December 31, 1996 represents a provision to write off subscriber devices leased by PageNet to customers under an agreement with a national marketing affiliate. The provision for asset impairment for the year ended December 31, 1997 represents a provision to write down certain subscriber devices to their net realizable value. The restructuring charges for the years ended December 31, 1998 and 1999 represent a charge in 1998 and adjustment of such charge in 1999, for the abandonment of facilities and property and related severance costs associated with the reorganization of PageNet's domestic operations. The extraordinary item for the year ended December 31, 1997, represents the loss on the early retirement of all $200 million of PageNet's outstanding 11.75% senior subordinated notes in May 1997. The cumulative effect of a change in accounting principle for the year ended December 31, 1999 represents the write-off of all remaining unamortized start-up costs as of January 1, 1999, upon the adoption of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." Effective April 1, 1999, PageNet changed the depreciable lives for its subscriber devices and a portion of its network equipment. As a result of these changes, depreciation expense increased by approximately $78 million during the year ended December 31, 1999. Further discussion of these items is included in "PageNet Management's Discussion and Analysis of Financial Condition and Results of Operations" and PageNet's consolidated financial statements and notes.

      Earnings before interest, income taxes, depreciation, and amortization (EBITDA) is commonly used by analysts and investors as a principal measure of financial performance in the wireless messaging industry. EBITDA is also one of the primary financial measures used to calculate whether PageNet and its subsidiaries are in compliance with financial covenants under their debt agreements. These covenants, among other things, limit the ability of PageNet and its subsidiaries to: incur additional indebtedness, advance funds to some of PageNet's affiliates, pay dividends, grant liens on its assets, merge, sell or acquire assets, repurchase or redeem capital stock, incur capital expenditures and prepay certain indebtedness. EBITDA is also one of the financial measures used by analysts to value PageNet. Therefore, PageNet's management believes that the presentation of EBITDA provides relevant information to investors. Adjusted EBITDA, as determined by PageNet, does not reflect other non-operating (income) expense, provision for asset impairment, restructuring charge, extraordinary items, and cumulative effect of a change in accounting principle; consequently Adjusted EBITDA may not necessarily be comparable to similarly titled data of other wireless messaging companies. EBITDA and Adjusted EBITDA should not be construed as alternatives to operating income or cash flows from operating activities as determined in accordance with GAAP or as a measure of liquidity. Amounts reflected as EBITDA or Adjusted EBITDA are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing indebtedness and limitations imposed by applicable law upon the payment of dividends or distributions, among other things. See "PageNet Management's Discussion and Analysis of Financial Condition and Results of Operations".

      Adjusted EBITDA margin is calculated by dividing PageNet Adjusted EBITDA by total revenues less cost of products sold. EBITDA margin is a measure commonly used in the wireless messaging industry to evaluate a company's EBITDA relative to total revenues less cost of products sold as an indicator of the efficiency of a company's operating structure.

STATEMENT OF OPERATIONS DATA:


(IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31,                           1995             1996             1997             1998             1999
                                               -----------      -----------      -----------      -----------      -----------

Services, rent and maintenance revenues        $   532,079      $   685,960      $   818,461      $   945,524      $   897,348
Product sales                                      113,943          136,527          142,515          100,503           92,375
                                               -----------      -----------      -----------      -----------      -----------
Total revenues                                     646,022          822,487          960,976        1,046,027          989,723
Cost of products sold                              (93,414)        (116,647)        (121,487)         (77,672)         (57,901)
                                               -----------      -----------      -----------      -----------      -----------
                                                   552,608          705,840          839,489          968,355          931,822

Services, rent and maintenance expenses            109,484          146,896          173,058          210,480          267,043
Selling expenses                                    67,561           82,790          102,995          104,350           97,413
General and administrative expenses                174,432          219,317          253,886          320,586          361,386
Depreciation and amortization expense              148,997          213,440          289,442          281,259          327,101
Provision for asset impairment                          --           22,500           12,600               --           17,798
Restructuring charge                                    --               --               --           74,000          (23,531)
                                               -----------      -----------      -----------      -----------      -----------
Total operating expenses                           500,474          684,943          831,981          990,675        1,047,210
                                               -----------      -----------      -----------      -----------      -----------

Operating income (loss)                             52,134           20,897            7,508          (22,320)        (115,388)

Interest expense                                  (102,846)        (128,014)        (151,380)        (143,762)        (150,921)
Interest income                                      6,511            3,679            3,689            2,070            3,902
Other non-operating income (expense)                    --             (882)          (1,220)           2,003              851
                                               -----------      -----------      -----------      -----------      -----------
Loss before extraordinary item and
  cumulative effect of a change in
  accounting principle                             (44,201)        (104,320)        (141,403)        (162,009)        (261,556)
Extraordinary loss                                      --               --          (15,544)              --
Cumulative effect of a change in
  accounting principle                                  --               --               --               --          (37,446)
                                               -----------      -----------      -----------      -----------      -----------
Net loss                                       $   (44,201)     $  (104,320)     $  (156,947)     $  (162,009)     $  (299,002)
                                               ===========      ===========      ===========      ===========      ===========

Per common share data (basic and diluted):
Loss before extraordinary item and
  cumulative effect of a change in
  accounting principle                         $     (0.43)     $     (1.02)     $     (1.38)     $     (1.57)     $     (2.52)
Extraordinary loss                                      --               --            (0.15)              --                0
Cumulative effect of a change in
  accounting principle                                  --               --               --               --            (0.36)
                                               -----------      -----------      -----------      -----------      -----------
Net loss per share                             $     (0.43)     $     (1.02)     $     (1.53)     $     (1.57)     $     (2.88)
                                               ===========      ===========      ===========      ===========      ===========

OTHER OPERATING DATA:



(IN THOUSANDS, EXCEPT UNIT DATA)
YEAR ENDED DECEMBER 31,                         1995              1996             1997               1998             1999
                                            ------------      ------------      ------------      ------------      ------------

EBITDA                                      $    201,131      $    233,455      $    280,186      $    260,942      $    175,118
Adjusted EBITDA                                  201,131           256,837           309,550           332,939           205,980
Adjusted EBITDA margin                              36.4%             36.4%             36.9%             34.4%             22.1%
Capital expenditures                        $    312,289      $    437,388      $    328,365      $    268,183      $    234,926
Cash flows provided by
    operating activities                         160,629           110,382           150,503           248,101            77,866
Cash flows used in investing
   activities                                   (589,387)         (601,122)         (459,929)         (285,586)         (237,319)
Cash flows provided by
    financing activities                         624,489           296,335           308,573            37,638           188,520
Units in service at end
   of period                                   6,738,000         8,588,000        10,344,000        10,110,000         8,991,000

The following table reconciles PageNet's net loss to EBITDA and Adjusted EBITDA:

(IN THOUSANDS)
YEAR ENDED DECEMBER 31,                         1995              1996              1997              1998              1999
                                            ------------      ------------      ------------      ------------      ------------

Net loss                                    $    (44,201)     $   (104,320)     $   (156,947)     $   (162,009)     $   (299,002)
Interest expense                                 102,846           128,014           151,380           143,762           150,921
Interest income                                   (6,511)           (3,679)           (3,689)           (2,070)           (3,902)
Depreciation and amortization expense            148,997           213,440           289,442           281,259           327,101
                                            ------------      ------------      ------------      ------------      ------------

EBITDA                                           201,131           233,455           280,186           260,942           175,118
Other non-operating (income) expense                  --               882             1,220            (2,003)             (851)
Provision for asset impairment                        --            22,500            12,600                --            17,798
Restructuring charge                                  --                --                --            74,000           (23,531)
Extraordinary loss                                    --                --            15,544                --                --
Cumulative effective of a change in
   accounting principle                               --                --                --                --            37,446
                                            ------------      ------------      ------------      ------------      ------------

Adjusted EBITDA                             $    201,131      $    256,837      $    309,550      $    332,939      $    205,980
                                            ============      ============      ============      ============      ============

BALANCE SHEET DATA:

(IN THOUSANDS)
DECEMBER 31,                                    1995              1996              1997              1998              1999
                                            ------------      ------------      ------------      ------------      ------------

Current assets                              $    259,096      $     95,550      $    105,214      $    108,961      $    130,930
Total assets                                   1,228,338         1,439,613         1,597,233         1,581,244         1,422,560
Long-term obligations,
   less current maturities                     1,150,000         1,459,188         1,779,491         1,815,137            58,127
Total shareowners' deficit                       (80,784)         (182,175)         (337,931)         (490,419)         (789,839)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this filing which are not historical facts, including but not limited to future capital expenditures, performance and market acceptance of new products and services, impact of Year 2000 issues on the operations of Paging Network, Inc. (PageNet), pending distribution of equity interests in Vast (the Vast distribution), PageNet's financial condition and ability to continue as a going concern are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pricing pressures, the introduction of products and services by competitors of PageNet, the performance of PageNet's vendors and independent contractors, third-party Year 2000 remediation plans, the introduction of competing technologies, the performance of PageNet's advanced messaging network, acceptance of PageNet's products and services in the marketplace, higher than normal employee turnover, impact of the suspension of PageNet's Restructuring, the financial condition of PageNet and the uncertainty of additional financing.

     Certain statements in this filing relating to the consummation of a merger of PageNet with Arch Communications Group, Inc. (Arch), including statements regarding the rates at which PageNet's common stock and senior subordinated notes will be exchanged or converted into shares of the common stock of Arch, the percentage distribution of PageNet's interest in a wholly-owned subsidiary to holders of PageNet's common stock and senior subordinated notes, and other statements regarding the manner and timing of the merger, are forward-looking in nature and are subject to risks and uncertainties that could cause the actual results to differ materially from those set forth in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the failure to receive the necessary approvals of stockholders, bondholders and lenders of PageNet and Arch, the filing of an involuntary bankruptcy proceeding by creditors of PageNet or a voluntary bankruptcy proceeding by PageNet, the emergence of a competing offer to acquire either PageNet or Arch, the material breach of the merger agreement by PageNet or Arch, or the failure to satisfy any of the other conditions to the closing of the merger.

INTRODUCTION

     PageNet is a provider of wireless communications services throughout the United States and in the U.S. Virgin Islands, Puerto Rico, and Canada. PageNet provides services in all 50 states and the District of Columbia, including service in the 100 most populated markets in the United States. PageNet also owns a minority interest in a wireless communications company in Brazil. During 1999 and early 2000, several significant events have occurred:

     o On November 8, 1999, PageNet announced a merger with Arch. Under the merger, PageNet will become a wholly-owned subsidiary of Arch. Also as part of the merger, PageNet's advanced wireless data and wireless solutions business will be spun-off from PageNet. See discussion under "Merger Agreement."

     o PageNet's deteriorating financial results and defaults under its debt agreements have resulted in significant liquidity constraints. The report of PageNet's independent auditors expresses substantial doubt about its ability to continue as a going concern. See discussion under "Liquidity and Capital Resources."

     o In February and April 2000, PageNet failed to make the semi-annual interest payments due under its $1.2 billion of senior subordinated public notes. PageNet is also not in compliance with several financial covenants of its domestic revolving credit facility (the Credit Agreement). See discussion under "Liquidity and Capital Resources."

     o As a result of billing software and system implementation problems encountered throughout 1999 and the proposed merger with Arch, PageNet initially postponed and subsequently suspended the conversions of certain local offices to its new billing and customer service platforms. As a result of these suspensions, PageNet reversed $24 million of the restructuring charge recorded in 1998 during the fourth quarter of 1999. See discussion under "Restructuring."

     o Units in service with subscribers decreased from approximately 10.1 million units at December 31, 1998, to approximately 9.0 million units at December 31, 1999. Units in services further declined significantly in the first quarter of 2000 and are expected to continue to decline throughout 2000.

     o In June 1999, PageNet consolidated its initiative to develop advanced services including wireless data and wireless solutions into its wholly-owned subsidiary, Vast. Vast is a development stage company and, since its inception, has been engaged primarily in product research and development and developing markets for its products and services. In 1999, Vast had only $1 million of total revenues and incurred an operating loss of approximately $36 million as a result of these startup activities.

     o PageNet's Spanish subsidiaries ceased operations during the third quarter of 1999. PageNet had recorded a provision of $18 million during the first quarter of 1999 for the impairment of the assets of the Spanish subsidiaries.

     o PageNet incurred a net loss of $299 million for the year ended December 31, 1999. The net loss for 1999 includes an increase in depreciation expense of $78 million resulting from changes in the depreciable lives of subscriber devices and certain network equipment and a charge of $37 million for the cumulative effect of adopting a new accounting standard. See "Results of Operations".

MERGER AGREEMENT

     On November 8, 1999, PageNet announced that it had signed a definitive agreement (the Merger Agreement) to merge (the Merger) with Arch. Under the terms of the Merger Agreement, each share of PageNet's common stock will be exchanged for 0.1247 share of Arch common stock. Under the terms of the Merger Agreement, PageNet's 8.875% senior subordinated notes due 2006, its 10% senior subordinated notes due 2008, and its 10.125% senior subordinated notes due 2007 (collectively, the Notes), along with all accrued interest thereon, will be exchanged in a registered exchange offer under which the holders of each $1,000 of outstanding principal of Notes will receive, upon consummation of the Merger, approximately 64 shares of common stock of Arch.

     As part of the Merger, PageNet intends to distribute up to 80.5% of its interest in Vast, a wholly-owned subsidiary of PageNet, to holders of the Notes and PageNet's common stock. Holders of the Notes will receive up to a 68.9% interest in Vast, while holders of PageNet's common stock will receive up to an 11.6% interest. The remaining interest will be held by the combined company following the Merger.

     The Merger Agreement requires 97.5% acceptance by the holders of the Notes and affirmative votes of a majority of PageNet's and Arch's stockholders to complete the Merger. Consent of the lenders under PageNet's Credit Agreement is also required. The Merger Agreement also provides for PageNet to file a "pre-packaged" Chapter 11 reorganization plan if the level of acceptances from the holders of the Notes is below 97.5%, but greater than 66.7% in amount and 50% in number required under the Bankruptcy Code for the noteholder class to accept the "pre-packaged" Chapter 11 reorganization plan.

     Consummation of the Merger is subject to customary regulatory review, certain third-party consents, including PageNet's lenders, and the approvals noted above. The Company has received approval from the Department of Justice and the Federal Communications Commission to proceed with the Merger, and anticipates completing the Merger during the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

General

     PageNet's deteriorating financial results and liquidity have caused PageNet to be in default of the covenants of all of its domestic debt agreements. On February 2, 2000, PageNet failed to make the semi-annual interest payment on its 8.875% senior subordinated notes due 2006 (8.875% Notes), and its 10.125% senior subordinated notes due 2007 (10.125% Notes). As of March 2, 2000, the non-payment of interest constituted a default under the indentures of the 8.875% Notes and the 10.125% Notes. As of April 17, 2000, PageNet failed to make the semi-annual interest payment on its 10% senior subordinated notes due 2008 (10% Notes), and does not expect to make additional cash interest payments on any of its Notes. As a result of this default, PageNet's bondholders could demand at any time that PageNet immediately pay $1.2 billion of its bonds in full. Should this happen, PageNet would immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

     PageNet is also in default of several of the financial and other covenants of its Credit Agreement. As a result of these defaults, the lenders under the Credit Agreement could demand at any time that PageNet immediately pay the $745 million outstanding under the Credit Agreement in full. Should this happen, PageNet would immediately file for protection under Chapter 11.

     PageNet is prohibited from additional borrowings and has classified all of its outstanding indebtedness under the Credit Agreement and the Notes as a current liability as of December 31, 1999. As of May 1, 2000, PageNet had approximately $55 million in cash. PageNet believes that this cash, plus the cash expected to be generated from operations, is sufficient to meet its obligations, except for the cash interest payments due under the Notes, into the third quarter of 2000. However, if PageNet's financial results continue to deteriorate, PageNet may not have enough cash to meet such obligations through the third quarter of 2000. PageNet is considering alternatives to ensure that it has sufficient liquidity through the completion of the Merger. However, there can be no assurance that PageNet's efforts to obtain additional liquidity will be timely or successful or that the Merger will be completed. As a result, PageNet may have to reduce the level of its operations and/or file for protection under Chapter 11 to complete the Merger and/or restructure its obligations. PageNet is negotiating a debtor-in-possession loan facility with its lenders to be made available in the event it commences a Chapter 11 case. Filing for bankruptcy would have a material impact on PageNet's results of operations and financial position.

     PageNet's deteriorating financial condition and lack of additional liquidity indicate that PageNet may not be able to continue as a going concern for a reasonable period of time. PageNet's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of the Notes and the lenders under the Credit Agreement and PageNet's ability to (i) generate sufficient cash flows to meet its obligations, other than the cash interest payments due under the Notes, on a timely basis, (ii) obtain additional or restructured financing, including potential debtor-in-possession borrowings if PageNet is required to file for protection under Chapter 11, (iii) continue to obtain uninterrupted supplies and services from its vendors, and (iv) reduce capital expenditures and operating expenses. PageNet is proceeding with these initiatives as well as also proceeding with its plan to complete the Merger described above.

Vast Solutions

     Since the inception of Vast, PageNet has funded substantially all of its operations, which are in the development stage. However, as a result of the above described defaults, PageNet is prohibited from providing any additional funding to Vast. Of PageNet's cash on hand at May 1, 2000, approximately $7 million was held by Vast. Vast believes such cash is sufficient to meet its obligations into the third quarter of 2000. However, without additional financing, Vast may not have sufficient liquidity to meet its obligations through the third quarter of 2000. Vast is currently involved in discussions with third parties regarding potential private equity investments, which, if consummated, would be expected to close simultaneously with the Merger and related Vast distribution. However, there can be no assurance that such efforts will prove successful or that Vast will have adequate liquidity to meet its obligations through the date of the Vast distribution. Furthermore, the financial position and debt defaults of PageNet make it difficult for Vast to obtain separate debt or equity financing prior to the completion of the Merger and Vast distribution. As a result, Vast may be required to reduce or cease its current level of development stage operations. Such events would have a material impact on PageNet.

Cash Provided by Operating Activities

     Net cash provided by operating activities was $78 million for the year ended December 31, 1999, compared to $248 million for the year ended December 31, 1998, and $151 million for the year ended December 31, 1997. The decrease of $170 million from 1998 to 1999 resulted primarily from the increase in net loss before non-cash charges. The increase of $97 million from 1997 to 1998 resulted primarily from a decrease in net loss before non-cash charges, an increase in accounts payable, and a decrease in inventories. The increase in accounts payable in 1998 was due to the high level of accounts payable at December 31, 1998, resulting from additional expenses incurred late in the fourth quarter of 1998 related to the Restructuring. The decrease in inventories during 1998 was the result of programs PageNet began instituting in 1997 to utilize subscriber devices more effectively and to more closely control subscriber device purchases.

Cash Provided by Financing Activities

     Net cash provided by financing activities was $309 million, $38 million, and $189 million, respectively, for the years ended December 31, 1997, 1998, and 1999. The primary source of financing for each period was net borrowings under PageNet's domestic revolving Credit Agreement, which increased by $519 million, $30 million, and $187 million, respectively, for the years ended December 31, 1997, 1998, and 1999. During the year ended December 31, 1997, PageNet redeemed all its outstanding 11.75% senior subordinated notes utilizing funds borrowed under the Credit Agreement. As a result, PageNet recorded an extraordinary loss on the early retirement of debt of approximately $16 million during the year ended December 31, 1997. Net cash provided by financing activities has been used for capital expenditures, working capital, and other general corporate purposes, which included expansion of its existing business and acquisition of new paging frequencies.


Cash Used in Investing Activities

     PageNet's operations and expansion into new markets and product lines have required substantial capital investment. Furthermore, PageNet has been building an advanced messaging network, which will enable it to offer new enhanced messaging services and has converted certain back office functions from decentralized field offices into centralized processing facilities. PageNet substantially completed building its advanced messaging network in early 2000. PageNet continued to convert certain back office functions from its decentralized field offices into the centralized processing facilities through January 2000, at which time PageNet suspended further conversions. Cash used in investing activities was $460 million, $286 million, and $237 million, respectively, for the years ended December 31, 1997, 1998, and 1999. Capital expenditures, excluding payments for spectrum licenses, were $328 million, $268 million, and $235 million, respectively, for the years ended December 31, 1997, 1998, and 1999, and consisted primarily of expenditures for PageNet's traditional paging operations, PageNet's advanced messaging operations, and its Restructuring initiative. Payments for spectrum licenses were $93 million, $13 million, and $4 million, respectively, for the years ended December 31, 1997, 1998, and 1999, and consisted primarily of expenditures for the acquisition of exclusive rights to certain specialized mobile radio (SMR) frequency licenses from incumbent operators.

     Capital expenditures related to PageNet's traditional paging operations, excluding capital expenditures related to the Restructuring, were $224 million, $136 million, and $84 million, respectively, for the years ended December 31, 1997, 1998, and 1999. The decreases in traditional paging capital expenditures have been primarily due to a reduction in PageNet's network-related expenditures pertaining to geographic coverage and capacity expansion. Also, during 1997, PageNet began instituting programs to utilize subscriber devices more effectively and to more closely control subscriber device capital expenditures. In addition to the programs to utilize subscriber devices more effectively, the decrease in traditional paging capital expenditures in 1997 was also due to increased efficiencies in infrastructure deployment.

     Capital expenditures related to advanced messaging operations were $104 million, $75 million, and $113 million, respectively, for the years ended December 31, 1997, 1998, and 1999. PageNet launched its two-way messaging services on its advanced messaging network on February 1, 2000. PageNet expects to spend an additional $15 million in capital expenditures to complete the buildout of sites started in the fourth quarter of 1999 and expand capacity in certain cities throughout the nation during the first half of 2000. This will substantially complete PageNet's investment in its advanced messaging network.

     Capital expenditures related to establishing PageNet's centralized processing facilities, including new system implementations, were $57 million and $38 million, respectively, for the years ended December 31, 1998 and 1999. In January 2000, PageNet suspended further capital expenditures for its centralized processing facilities, pending the decision as to which operating platforms will be used by the combined company.

     The amount of capital expenditures may fluctuate from quarter to quarter and on an annual basis due to several factors, including the variability of units in service with subscribers. With the substantial completion of the buildout of its advanced messaging network and the suspension of the Restructuring initiatives beyond January 2000, PageNet expects its capital expenditures in 2000 to decrease to approximately $100 million. PageNet expects to fund these capital expenditures through cash on hand, additional cash generated from operations prior to its contemplated merger with Arch, and potential debtor-in-possession borrowings if PageNet is required to file for protection under Chapter 11.

     In 1994, PageNet acquired three nationwide narrowband personal communications services (PCS) frequencies in a Federal Communications Commission
(FCC) auction for $197 million. During April 1996, PageNet concluded its participation in an FCC auction of SMR frequency licenses, and ultimately acquired rights to two to four blocks of two-way spectrum in markets across the United States. During the remainder of 1996 and through 1999, PageNet purchased the exclusive rights to certain of these SMR frequencies from incumbent operators. The total cost of PageNet's investment in its nationwide SMR frequencies was $221 million. PageNet has employed the nationwide PCS and SMR frequencies for its advanced messaging network.


Credit Agreements

     Under the terms of the Credit Agreement, PageNet was able to borrow, provided it meets certain financial and other covenants, the lesser of $1.0 billion or an amount based primarily upon PageNet's domestic earnings before interest, income taxes, depreciation, and amortization (EBITDA) for the most recent fiscal quarter. However, as discussed above, PageNet is currently prohibited from making additional borrowings under the Credit Agreement, and does not anticipate being able to make additional borrowing under the Credit Agreement in the future. As of December 31, 1999, there were $745 million of outstanding borrowings under the Credit Agreement. PageNet's maximum borrowings under the Credit Agreement are permanently reduced beginning on June 30, 2001, by the following amounts: 2001 -- $150 million; 2002 -- $200 million; 2003 -- $250 million; and 2004 -- $400 million. The Credit Agreement expires on December 31, 2004.

     Under the Credit Agreement, PageNet may designate all or a portion of outstanding borrowings to be either a Base Rate Loan or a loan based on the London Interbank Offered Rate (LIBOR). As of December 31, 1999, PageNet had designated all $745 million of borrowings as LIBOR loans, which bear interest at a rate equal to LIBOR plus a spread of 2.00%. The interest rates for the $745 million of LIBOR loans as of December 31, 1999 ranged from 7.94% to 8.17%. As a result of the defaults described in Note 2 to the Consolidated Financial Statements, PageNet's lenders have the right to collect default interest up to 12.00% for PageNet's outstanding balances under its Credit Agreement. PageNet is currently negotiating with its lenders and expects to receive relief from this default pricing as part of its efforts associated with the Merger. The Credit Agreement prohibits PageNet from paying cash dividends or other cash distributions to shareowners. The Credit Agreement also prohibits PageNet from paying more than a total of $2 million in connection with the purchase of common stock owned by employees whose employment is terminated. The Credit Agreement contains other covenants that, among other things, limit the ability of PageNet and its subsidiaries to incur indebtedness, engage in transactions with affiliates, dispose of assets, and engage in mergers, consolidations, and other acquisitions without the prior written consent of its lenders. Amounts owing under the Credit Agreement are secured by a security interest in substantially all of PageNet's assets, the assets of PageNet's subsidiaries, and the capital stock of the subsidiaries of PageNet (other than the international subsidiaries and Vast).

     The two credit agreements of PageNet's Canadian subsidiaries provide for total borrowings of approximately $75 million. The lenders are Toronto Dominion Bank, Canadian Imperial Bank of Commerce, and National Bank of Canada. Amounts available under the two credit agreements begin reducing in the first quarter of 2002 and reduce to zero on December 31, 2004. Borrowings of up to approximately $40 million require security in the form of cash or government securities. Borrowings of up to approximately $35 million require a first security in the assets of the Canadian subsidiaries. Furthermore, PageNet is required to provide an additional $2 million of cash collateral by September 30, 2000. However, as a result of the above described defaults, PageNet is precluded from providing any additional funding on behalf of its Canadian subsidiaries. The ability of PageNet's Canadian subsidiaries to continue as a going concern is dependent on meeting the terms of their credit agreements, either by providing the additional cash collateral or by establishing alternative arrangements satisfactory to the lenders. PageNet and its Canadian subsidiaries have taken and plan to take certain actions that management believes will mitigate any adverse conditions and events resulting from the likely failure of PageNet to provide the required cash collateral. However, there is no certainty that these actions or other strategies will be sufficient to allow PageNet's Canadian subsidiaries to meet the terms of their credit agreements.

     As of December 31, 1999, approximately $56 million of borrowings were outstanding under the Canadian credit facilities. Additional borrowings are available to PageNet's Canadian subsidiaries under these facilities, so long as the borrowings are either collateralized or the financial covenants in the credit agreements are met. The interest rate for borrowings secured by cash or government securities is the bankers' acceptance rate for bankers' acceptances reported by Toronto Dominion Bank plus .5%. The interest rate for borrowings secured by the assets of the Canadian subsidiaries is the bankers' acceptance rate for bankers' acceptances reported by Toronto Dominion Bank plus 1%, 2%, 3%, or 4%, depending on the current debt ratio of the Canadian subsidiaries. The current bankers' acceptance rate for bankers' acceptances reported by Toronto Dominion Bank is 5.4% and the current spread required for borrowings secured by the assets of the Canadian subsidiaries is 4%.

RESTRUCTURING

     In February 1998, PageNet's Board of Directors approved the restructuring of the Company's domestic operations (the Restructuring). PageNet's Restructuring plan called for the elimination of redundant administrative operations by consolidating key support functions located in offices throughout the country into centralized processing facilities. In addition the Restructuring plan called for the conversion to new billing and customer service software platforms. The Restructuring plan specified local and regional office closures, the disposition of certain furniture, fixtures, and equipment and the termination of approximately 1,950 employees by job function and location. Having adopted a formal plan of restructuring, PageNet recorded a restructuring charge of $74 million during the quarter ended March 31, 1998. While progress in establishing the centralized processing facilities was made, PageNet's efforts to convert its offices to its new billing and customer service software platforms fell behind the original schedule of being completed during the second quarter of 1999. Billing software and system implementation problems surfaced during the first office conversions, and as a result, PageNet had to postpone the conversion of many of its other offices. These postponements resulted in delays in office closures which deferred the payments of amounts accrued for lease obligations and terminations and severance and related benefits. Additional implementation problems surfaced during 1999 and caused further delays. In November 1999, and in conjunction with the announcement of PageNet's planned merger with Arch, PageNet decided to suspend further conversions after January 2000 pending the decisions as to which operating platforms will be used by the combined company. As a result of the decision to suspend the Restructuring indefinitely, PageNet recorded a reversal of the unused portion of the original restructuring charge of $24 million during the quarter ended December 31, 1999.

     PageNet has converted to its new billing and customer service software platforms all of its customer units placed in service by its resellers and approximately 50% of its direct customer units. As a result, PageNet will realize a portion of the anticipated cost savings resulting from its Restructuring initiative and will eliminate some of the duplicative costs that have adversely affected its results of operations. However, due to the suspension of future conversions, combined with the impact of the contemplated merger on its operations, PageNet is unable to determine the amount of future cost savings resulting from the centralized processing facilities initiative.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with PageNet's consolidated financial statements and notes. EBITDA is a commonly used measure of financial performance in the wireless messaging industry and is one of the financial measures used to calculate whether PageNet is in compliance with the financial covenants under its debt agreements. EBITDA is defined as earnings before interest, income taxes, depreciation, and amortization. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, other non-operating income (expense), provision for asset impairment, restructuring charge, extraordinary items, and cumulative effect of a change in accounting principle. Adjusted EBITDA should not be considered an alternative to operating income or cash flows from operating activities as determined in accordance with GAAP. One of PageNet's financial objectives is to increase its Adjusted EBITDA, since Adjusted EBITDA is a significant source of funds for servicing indebtedness and for investment in continued growth, including purchase of paging units and paging system equipment and the construction and expansion of paging systems. Adjusted EBITDA, as determined by PageNet, may not be comparable to similarly titled data of other wireless messaging companies. Amounts described as Adjusted EBITDA are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing or future indebtedness, including the repayment of such indebtedness or the payment of associated interest, limitations imposed by law upon the payment of dividends or distributions or capital expenditure requirements.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

Services, Rent and Maintenance Revenues

       Revenues from services, rent and maintenance, which PageNet considers its primary business, decreased 5.1% to $897 million for the year ended December 31, 1999, compared to $946 million for the year ended December 31, 1998. The average revenue per unit for PageNet's traditional paging domestic operations increased to $7.80 for the year ended December 31, 1999, compared to $7.71 for the year ended December 31, 1998. However, the increases in average revenue per unit, which resulted from the shift of PageNet's subscriber base toward higher revenue products and services during early 1999, were offset by the 11.1% reduction in the number of units in service during the year ended December 31, 1999.

     The number of units in service with subscribers at December 31, 1999 was approximately 8,991,000, compared to 10,110,000 and 10,344,000 units in service with subscribers at December 31, 1998 and December 31, 1997. This reduction was mainly due to the impact of price increases to some of its customers, intensifying price competition in the market for wireless communications services, disruptions in customer service caused by conversions to new centralized processing facilities systems and infrastructure, and the degree to which cellular, PCS, and other mobile telephone services, are being subscribed to in lieu of one-way messaging services such as those offered by PageNet. Approximately two-thirds of the loss in units in service was a result of continued weakness in PageNet's reseller channel. Many of the factors that reduced PageNet's units in service in the fourth quarter of 1999 have continued to exist in 2000. As a result, PageNet estimates it has lost approximately 570,000 net subscribers in the first quarter of 2000.

Product Sales

     Product sales decreased 8.1% to $92 million for the year ended December 31, 1999, compared to $101 million for the year ended December 31, 1998. The decreases in product sales and cost of products sold from 1998 to 1999 resulted primarily from increased price competition and competition from cellular, PCS, and other mobile telephone services, both of which resulted in a substantial decrease in sales through PageNet's reseller channel. In addition, the decrease in cost of products sold from 1998 to 1999 also resulted from the decrease in the depreciable lives of PageNet's subscriber devices from three years to two years, effective April 1, 1999. This change had the effect of increasing depreciation expense and thereby reducing the net book values of sold subscriber devices.

Services, Rent and Maintenance Expenses

     Services, rent and maintenance expenses increased 26.9% to $267 million for year ended December 31, 1999, compared to $210 million for the year ended December 31, 1998. The increase in services, rent and maintenance expenses for the year ended December 31, 1999 was primarily due to:

     o increased contracted dispatch costs of approximately $17 million, primarily related to advanced messaging units placed in service during 1998 and 1999;

     o increased transmitter site rent expense of approximately $17 million, mainly related to the adoption of the provisions of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5), effective January 1, 1999, which required start-up costs to be expensed as incurred, and an increase in transmitter sites in connection with the buildout of PageNet's advanced messaging network;

     o increased telephone expenses of approximately $8 million, primarily associated with the operation of the advanced messaging network;

     o increased salaries and payroll costs of technical personnel of approximately $7 million, primarily related to the buildout of the advanced messaging network;

     o increased pager parts, repairs and scrap expense of approximately $4 million.


Selling Expenses

     Selling expenses decreased 6.6% to $97 million for the year ended December 31, 1999, compared to $104 million for the year ended December 31, 1998. The decrease in selling expenses for the year ended December 31, 1999 was primarily due to a decrease in salaries and payroll costs of sales personnel of approximately $7 million, mainly due to reduced costs incurred associated with PageNet's telemarketing and reseller sales program. Marketing research, development costs, and advertising expenses associated with PageNet's traditional paging and advanced messaging operations are expected to be scaled back in future periods.

General and Administrative Expenses

     General and administrative expenses increased 12.7% to $361 million for the year ended December 31, 1999, compared to $321 million for the year ended December 31, 1998. The increase in general and administrative expenses was primarily due to:

     o increased contract labor and outside consulting expense of approximately $39 million, primarily related to increased levels of contract labor and outside consulting utilized during the transition to the centralized processing facilities in 1999 and costs for temporary workforce personnel associated with PageNet's higher than normal employee turnover during 1999;

     o increased provision of bad debt expense of approximately $8 million, related to an increased amount of uncollectible receivables written-off from customer accounts during 1999 due to a deterioration of the aging of the accounts receivable customer base.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased 16.3% to $327 million for the year ended December 31, 1999, compared to $281 million for the year ended December 31, 1998. The increase in depreciation and amortization expense resulted primarily from PageNet's change in the depreciable lives of its subscriber devices and certain of its network equipment, effective April 1, 1999. PageNet changed the depreciable lives of its subscriber devices from three years to two years and the depreciable life of certain of its network equipment from seven years to ten years. The changes resulted from PageNet's review of the historical usage periods of its subscriber devices and its network equipment and PageNet's expectations regarding future usage periods for subscriber devices considering current and projected technological advances. PageNet determined that the appropriate useful life of its subscriber devices is two years as a result of technological advances, customer desire for new pager technology, and the company's decreasing ability to redeploy older pager models. PageNet determined that the appropriate useful life of its network equipment is ten years since this equipment is operational for a longer time period given current technology. As a result of these changes, depreciation expense increased by approximately $78 million during the year ended December 31, 1999. PageNet also commenced depreciation and amortization on the assets related to its centralized processing facilities during the third quarter of 1999. This increased depreciation and amortization expense during 1999 by approximately $4 million. PageNet has commenced depreciation and amortization on the assets related to its advanced messaging operations during the first quarter of 2000, which is expected to increase depreciation and amortization expense during 2000 by approximately $24 million.

Provision for Asset Impairment

     PageNet recorded a provision of $18 million during the year ended December 31, 1999, for the impairment of the assets of PageNet's majority-owned Spanish subsidiaries. See Note 5 to PageNet's consolidated financial statements for the year ended December 31, 1999.

Restructuring Charge

     PageNet recorded a partial reversal of its restructuring charge in the amount of $24 million during the year ended December 31, 1999. See Note 4 to PageNet's consolidated financial statements for the year ended December 31, 1999.

Interest Expense

     Interest expense, net of amounts capitalized, was $151 million for the year ended December 31, 1999, compared to $144 million for the year ended December 31, 1998. The increase in interest expense from 1998 to 1999 was primarily due to the higher average level of indebtedness outstanding during 1999. The average level of indebtedness outstanding during 1999 was $1.9 billion, compared to $1.8 billion outstanding during 1998.

Change in Accounting Principle

     PageNet adopted the provisions of SOP 98-5 effective January 1, 1999 and recorded a charge of $37 million as the cumulative effect of a change in accounting principle to write-off all remaining unamortized start-up costs as of January 1, 1999. See Note 6 to PageNet's consolidated financial statements for the year ended December 31, 1999.

Adjusted EBITDA

     As a result of the factors outlined above, Adjusted EBITDA decreased 38.1% to $206 million for the year ended December 31, 1999, compared to $333 million for the same period in 1998. Adjusted EBITDA and Adjusted EBITDA as a percentage of total revenues less cost of products sold for 1999 were negatively impacted by PageNet's declining revenues (negative $56 million and negative 6.0%, respectively), the costs associated with its advanced messaging operations (negative $57 million and negative 6.2%, respectively), the development and implementation of its centralized processing facilities (negative $16 million and negative 1.7%, respectively), and the adoption of SOP 98-5 (negative $21 million and negative 2.3%, respectively).

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

Services, Rent and Maintenance Revenues

     Revenues from services, rent and maintenance increased 15.5% to $946 million for the year ended December 31, 1998, compared to $818 million for the year ended December 31, 1997. The increase in revenues from services, rent and maintenance was primarily due to an increase in average revenue per unit resulting from the shift of PageNet's subscriber base toward higher revenue products and services.

     The average revenue per unit for PageNet's traditional paging domestic operations increased to $7.71 for the year ended December 31, 1998, compared to $7.20 for the corresponding period of 1997. The number of units in service with subscribers at December 31, 1998, was 10,110,000, a decrease of approximately 234,000 units in service compared to 10,344,000 units in service with subscribers at December 31, 1997.

Product Sales

     Product sales decreased 29.5% to $101 million for the year ended December 31, 1998 compared to $143 million for the year ended December 31, 1997. The decrease in product sales and corresponding decrease in cost of products sold from 1997 to 1998 resulted primarily from PageNet's price increases and other factors, including increased competition from cellular, PCS, and other mobile phones, which resulted in a substantial decrease in sales through the reseller channel.

Services, Rent and Maintenance Expenses

     Services, rent and maintenance expenses increased 21.6% to $210 million for the year ended December 31, 1998, compared to $173 million for the year ended December 31, 1997. The increase in services, rent, and maintenance expenses was partially a result of:

     o increased telephone expenses of approximately $6 million, mainly associated with the enactment of regulations requiring that the providers of pay phones be compensated for all calls placed from pay phones to toll-free numbers. This requirement increased PageNet's cost of providing toll-free number service commencing in the fourth quarter of 1997;

     o increased contracted dispatch costs of approximately $8 million, mainly related to advanced messaging units placed in service during 1998;

     o increased transmitter site rent expense of approximately $5 million associated with an increase in the number of transmitter sites;

     o increased pager parts and repairs expense of approximately $12 million, primarily the result of management's decision to increase its pager redeployment efforts.

Selling Expenses

     Selling expenses were $104 million for the year ended December 31, 1998, compared to $103 million for the year ended December 31, 1997. The decrease in selling expenses as a percentage of total revenues from 1997 to 1998 resulted primarily from a decrease in advertising expenses of approximately $3 million, mainly related to a decline in marketing research, development costs, and advertising expenses associated with the suspension of the promotion of PageNet's VoiceNow service.

General and Administrative Expenses

     General and administrative expenses increased 26.3% to $321 million for the year ended December 31, 1998, compared to $254 million for the year ended December 31, 1997. The increase in general and administrative expenses from 1997 to 1998 was primarily related to:

     o increased contract labor expense of approximately $43 million, mainly associated with increased levels of contract labor utilized during the transition to the centralized processing facilities;

     o approximately $6 million attributable to expenses associated with establishing PageNet's centralized processing facilities and redundant operating costs associated with operating both the new centralized processing facilities infrastructure and the traditional decentralized infrastructure.

Depreciation and Amortization Expense

     Depreciation and amortization expense decreased 2.8% to $281 million for the year ended December 31, 1998, compared to $289 million for the year ended December 31, 1997. The decrease in depreciation and amortization expense from 1997 to 1998 resulted primarily from certain property and equipment becoming fully depreciated, certain non-current assets becoming fully amortized, and the decline in capital expenditures of approximately $31 million.

Restructuring Charge

     PageNet recorded a restructuring charge of $74 million during the year ended December 31, 1998, as a result of a restructuring approved by PageNet's Board of Directors in February 1998. See Note 4 of PageNet's consolidated financial statements.

Interest Expense

     Interest expense, net of amounts capitalized, was $144 million for the year ended December 31, 1998, compared to $151 million for the year ended December 31, 1997. The decrease in interest expense from 1997 to 1998 was primarily attributable to an increase in interest capitalized of approximately $6 million, a decrease in interest rates on outstanding borrowings under PageNet's credit agreement, and the redemption of PageNet's 11.75% subordinated notes on May 14, 1997 with lower interest rate funds borrowed under the credit agreement.

Adjusted EBITDA

     Adjusted EBITDA increased 7.6% to $333 million for the year ended December 31, 1998, compared to $310 million for the year ended December 31, 1997. Adjusted EBITDA and Adjusted EBITDA as a percentage of total revenues less cost of products sold for 1998 were negatively impacted by PageNet's advanced messaging operations (negative $25 million and negative 2.6%, respectively), the formation of its centralized processing facilities (negative $13 million and negative 1.3%, respectively), and its international operations (negative $6 million and negative 0.6%, respectively).

INFLATION

     Inflation has not had a material effect on PageNet's operations to date. Paging systems equipment and operating costs have generally not increased in price and PageNet's pager costs have declined substantially in recent years. This reduction in costs has generally been reflected in lower pager prices charged to subscribers who purchase their units. PageNet's general and administrative operating expenses, such as salaries, employee benefits and occupancy costs are subject to normal inflationary pressures.

YEAR 2000 COMPLIANCE

     PageNet implemented a task force, and developed a comprehensive plan to address Year 2000 issues. PageNet completed all of the phases for its critical business processes and, to date, has not experienced any material Year 2000-related errors. PageNet spent approximately $4 million correcting Year 2000 problems. PageNet believes that all mission critical vendors have successfully readied their systems for the Year 2000 and, to date, has not experienced any Year 2000-related errors in its systems.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The risk inherent in PageNet's market risk sensitive instruments is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. PageNet's earnings are affected by changes in interest rates due to the impact those changes have on the Company's variable-rate debt obligations, which represented approximately 40% and 34% of its total long-term obligations as of December 31, 1999 and 1998, respectively. If interest rates average one percentage point more in 2000 than they did during 1999, PageNet's interest expense would increase by approximately $7 million. In comparison, at December 31, 1998, PageNet estimated that if interest rates averaged one percentage point more in 1999 than they did in 1998, PageNet's interest expense would have increased by approximately $6 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates on PageNet's variable-rate long-term obligations as of December 31, 1999 and 1998. Market risk for fixed-rate long-term obligations is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates and amounted to approximately $11 million and $68 million as of December 31, 1999 and 1998, respectively, based on discounted cash flow analyses. The preceding sensitivity analyses do not, however, consider the effects that such changes in interest rates may have on overall economic activity, nor does it consider additional actions the Company may take to mitigate its exposure to such changes. Actual results may differ from the above analyses.

     PageNet's earnings are also affected by foreign exchange rate fluctuations between the U.S. dollar and the Canadian dollar. In addition, PageNet is subject to market risk related to its net investments in its Canadian subsidiaries. However, the impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been, and is not expected to be, material based on the relative insignificance of PageNet's Canadian subsidiaries to PageNet's financial position or results of operations. As of December 31, 1999, PageNet was not engaged in other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates, or market commodity prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                               PAGE

Report of Independent Auditors                                                                                   27

Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997                      28

Consolidated Balance Sheets as of December 31, 1999 and 1998                                                     29

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997                      30

Consolidated Statements of  Shareowners' Deficit  for the years ended December 31, 1999, 1998, and 1997          31

Notes to Consolidated Financial Statements                                                                       32

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareowners
Paging Network, Inc.

We have audited the accompanying consolidated balance sheets of Paging Network, Inc. (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareowners' deficit for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paging Network, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company is in default on $1.9 billion of debt as a result of the non-payment of interest on the Company's public notes and the violation of various financial covenants in the Company's revolving credit agreement. The Company is also precluded from any additional borrowings under the terms of its debt agreements, and may be required to reduce the level of its operations and/or commence a proceeding under Chapter 11 of the Bankruptcy Code to restructure its obligations. These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                                               ERNST & YOUNG LLP



Dallas, Texas
May 3, 2000

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                                   YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                       1997                1998               1999
                                                    -----------        -----------        -----------


Services, rent and maintenance revenues             $   818,461        $   945,524        $   897,348
Product sales                                           142,515            100,503             92,375
                                                    -----------        -----------        -----------
             Total revenues                             960,976          1,046,027            989,723
Cost of products sold                                  (121,487)           (77,672)           (57,901)
                                                    -----------        -----------        -----------
                                                        839,489            968,355            931,822
Operating expenses:
       Services, rent and maintenance                   173,058            210,480            267,043
       Selling                                          102,995            104,350             97,413
       General and administrative                       253,886            320,586            361,386
       Depreciation and amortization                    289,442            281,259            327,101
       Provision for asset impairment                    12,600                 --             17,798
       Restructuring charge                                  --             74,000            (23,531)
                                                    -----------        -----------        -----------
            Total operating expenses                    831,981            990,675          1,047,210
                                                    -----------        -----------        -----------

Operating income (loss)                                   7,508            (22,320)          (115,388)

Other income (expense):
       Interest expense                                (151,380)          (143,762)          (150,921)
       Interest income                                    3,689              2,070              3,902
       Other non-operating income (expense)              (1,220)             2,003                851
                                                    -----------        -----------        -----------
            Total other expense                        (148,911)          (139,689)          (146,168)
                                                    -----------        -----------        -----------

Loss before extraordinary item and cumulative
  effect of a change in accounting principle           (141,403)          (162,009)          (261,556)
Extraordinary loss                                      (15,544)                --                 --
Cumulative effect of a change in accounting
  principle                                                  --                 --            (37,446)
                                                    -----------        -----------        -----------

Net loss                                            $  (156,947)       $  (162,009)       $  (299,002)
                                                    ===========        ===========        ===========

Net loss per share (basic and diluted):
Loss before extraordinary item and cumulative
  effect of a change in accounting principle        $     (1.38)       $     (1.57)       $     (2.52)
Extraordinary loss                                        (0.15)                --                 --
Cumulative effect of a change in accounting
  principle                                                  --                 --              (0.36)
                                                    -----------        -----------        -----------
Net loss per share                                  $     (1.53)       $     (1.57)       $     (2.88)
                                                    ===========        ===========        ===========




                             See accompanying notes

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                                       DECEMBER 31,
                                                                             ------------------------------
                                                                                 1998               1999
                                                                             -----------        -----------

ASSETS

Current assets:
     Cash and cash equivalents                                               $     3,077        $    32,144
     Accounts receivable (less allowance for doubtful accounts of
          $11,119 and $17,399 in 1998 and 1999, respectively)                     84,440             84,476
     Inventories                                                                   6,379              8,687
     Prepaid expenses and other assets                                            15,065              5,623
                                                                             -----------        -----------
          Total current assets                                                   108,961            130,930

Property, equipment, and leasehold improvements, at cost                       1,452,870          1,451,761
     Less accumulated depreciation                                              (547,599)          (684,648)
                                                                             -----------        -----------
          Net property, equipment, and leasehold improvements                    905,271            767,113

Other non-current assets, at cost                                                629,372            609,014
     Less accumulated amortization                                               (62,360)           (84,497)
                                                                             -----------        -----------
          Net other non-current assets                                           567,012            524,517
                                                                             -----------        -----------
                                                                             $ 1,581,244        $ 1,422,560
                                                                             ===========        ===========
LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
     Long-term debt in default                                               $        --        $ 1,945,000
     Accounts payable                                                             96,478             80,889
     Accrued expenses                                                             49,692             50,146
     Accrued interest                                                             43,209             42,532
     Accrued restructuring costs, current portion                                  8,256                 --
     Customer deposits                                                            22,735             15,927
     Deferred revenue                                                             15,874             19,778
                                                                             -----------        -----------
          Total current liabilities                                              236,244          2,154,272
                                                                             -----------        -----------

Long-term obligations, non-current portion                                     1,815,137             58,127

Accrued restructuring costs, non-current portion                                  18,765                 --

Minority interest                                                                  1,517                 --

Commitments and contingencies                                                         --                 --

Shareowners' deficit:
    Common Stock - $.01 par, authorized 250,000,000 shares; issued and outstanding 103,640,554 shares at December 31, 1998 and
         103,960,240 shares at December 31, 1999                                   1,036              1,040
    Paid-in capital                                                              132,950            134,161
    Accumulated other comprehensive income                                         2,378                745
    Accumulated deficit                                                         (626,783)          (925,785)
                                                                             -----------        -----------
          Total shareowners' deficit                                            (490,419)          (789,839)
                                                                             -----------        -----------
                                                                             $ 1,581,244        $ 1,422,560
                                                                             ===========        ===========








                             See accompanying notes

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)









                                                                              YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1997             1998             1999
                                                                   -----------      -----------      -----------

Operating activities:
        Net loss                                                   $  (156,947)     $  (162,009)     $  (299,002)
        Adjustments to reconcile net loss
            to cash provided by operating activities:
                 Provision for asset impairment                         12,600               --           17,798
                 Cumulative effect of a change
                     in accounting principle                                --               --           37,446
                 Restructuring charge                                       --           74,000          (23,531)
                 Extraordinary loss                                     15,544               --               --
                 Depreciation                                          258,798          252,234          307,536
                 Amortization                                           30,644           29,025           19,565
                 Provision for doubtful accounts                        18,343           20,516           28,189
                 Amortization of debt issuance costs                     8,418            4,430            4,574
                 Other non-operating (income) expense                    1,220           (2,003)            (851)
        Changes in operating assets and liabilities:
                 Accounts receivable                                   (21,542)         (35,081)         (29,438)
                 Inventories                                            (1,302)          18,349           (2,506)
                 Prepaid expenses and other assets                      (6,016)           9,133            9,270
                 Accounts payable                                      (18,397)          22,768           14,963
                 Accrued expenses and accrued interest                   4,286           16,203              247
                 Accrued restructuring costs                                --           (1,979)          (3,490)
                 Customer deposits and deferred revenue                  4,854            2,515           (2,904)
                                                                   -----------      -----------      -----------
Net cash provided by operating activities                              150,503          248,101           77,866
                                                                   -----------      -----------      -----------

Investing activities:
        Capital expenditures                                          (328,365)        (268,183)        (234,926)
        Payments for spectrum licenses                                 (92,856)         (13,065)          (3,768)
        Restricted cash invested in money market instruments            (6,422)              --           (1,024)
        Business acquisitions and joint venture investments             (7,253)          (7,322)              --
        Deposits for purchase of subscriber devices                    (13,493)              --               --
        Other, net                                                     (11,540)           2,984            2,399
                                                                   -----------      -----------      -----------
Net cash used in investing activities                                 (459,929)        (285,586)        (237,319)
                                                                   -----------      -----------      -----------

Financing activities:
        Borrowings of long-term obligations                            558,317          305,587          325,280
        Repayments of long-term obligations                            (39,000)        (275,555)        (137,966)
        Proceeds from exercise of stock options                             87            7,606            1,206
        Redemption of $200 million senior subordinated notes          (211,750)              --               --
        Other, net                                                         919               --               --
                                                                   -----------      -----------      -----------
Net cash provided by financing activities                              308,573           37,638          188,520
                                                                   -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                      (853)             153           29,067
Cash and cash equivalents at beginning of year                           3,777            2,924            3,077
                                                                   -----------      -----------      -----------
Cash and cash equivalents at end of year                           $     2,924      $     3,077      $    32,144
                                                                   ===========      ===========      ===========







                             See accompanying notes

                CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
                  YEAR ENDED DECEMBER 31, 1997, 1998, AND 1999
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)




                                                                               ACCUMULATED
                                                                                  OTHER
                                                  COMMON          PAID-IN      COMPREHENSIVE     ACCUMULATED      SHAREOWNERS'
                                                  STOCK           CAPITAL         INCOME           DEFICIT          DEFICIT
                                               ------------     ------------    ------------     ------------     ------------

Balance, December 31, 1996                     $      1,026     $    124,522    $        104     $   (307,827)    $   (182,175)
Net Loss                                                 --               --              --         (156,947)        (156,947)
Foreign currency translation adjustments                 --               --             804               --              804
                                                                                                                  ------------
   Total comprehensive loss                                                                                           (156,143)
Issuance of 38,838 shares of
   Common Stock pursuant to stock
   option and compensation plans                          1              386              --               --              387
                                               ------------     ------------    ------------     ------------     ------------
Balance, December 31, 1997                            1,027          124,908             908         (464,774)        (337,931)
Net Loss                                                 --               --              --         (162,009)        (162,009)
Foreign currency translation adjustments                 --               --           1,470               --            1,470
                                                                                                                  ------------
   Total comprehensive loss                                                                                           (160,539)
Issuance of 980,639 shares of
   Common Stock pursuant to stock
   option and compensation plans                          9            8,042              --               --            8,051
                                               ------------     ------------    ------------     ------------     ------------
Balance, December 31, 1998                            1,036          132,950           2,378         (626,783)        (490,419)
Net Loss                                                 --               --              --         (299,002)        (299,002)
Foreign currency translation adjustments                 --               --          (1,633)              --           (1,633)
                                                                                                                  ------------
   Total comprehensive loss                                                                                           (300,635)
Issuance of 319,686 shares of
   Common Stock pursuant to stock
   option and compensation plans                          4            1,211              --               --            1,215
                                               ------------     ------------    ------------     ------------     ------------

Balance, December 31, 1999                     $      1,040     $    134,161    $        745     $   (925,785)    $   (789,839)
                                               ============     ============    ============     ============     ============




                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY AND MERGER AGREEMENT

     Paging Network, Inc. (the Company) is a provider of wireless communications services throughout the United States and the U.S. Virgin Islands, Puerto Rico, and Canada. The Company provides service in all 50 states and the District of Columbia, including service in the 100 most populated markets in the United States. The Company also owns a minority interest in a wireless communications company in Brazil.

     On November 8, 1999, the Company announced that it had signed a definitive agreement (the Merger Agreement) to merge (the Merger) with Arch Communications Group, Inc. (Arch). Under the terms of the Merger Agreement, each share of the Company's common stock will be exchanged for 0.1247 share of Arch common stock. Under the terms of the Merger Agreement, the Company's 8.875% senior subordinated notes due 2006, its 10% senior subordinated notes due 2008, and its 10.125% senior subordinated notes due 2007 (collectively, the Notes), along with all accrued interest thereon, will be exchanged in a registered exchange offer under which the holders of each $1,000 of outstanding principal of Notes will receive, upon consummation of the Merger, approximately 64 shares of common stock of Arch.

     As part of the Merger, the Company intends to distribute up to 80.5% of its interest in Vast Solutions, Inc. (Vast), a wholly-owned subsidiary of the Company, to holders of the Notes and the Company's common stock. Holders of the Notes will receive up to a 68.9% interest in Vast, while holders of the Company's common stock will receive up to an 11.6% interest. The remaining interest will be held by the combined company following the Merger.

     The Merger Agreement requires 97.5% acceptance by the holders of the Notes and affirmative votes of a majority of the Company's and Arch's stockholders to complete the Merger. Consent of the lenders under the Company's revolving credit facility (the Credit Agreement) is also required. The Merger Agreement also provides for the Company to file a "pre-packaged" Chapter 11 reorganization plan if the level of acceptances from the holders of the Notes is below 97.5%, but greater than 66.7% in amount and 50% in number required under the Bankruptcy Code for the noteholder class to accept the "pre-packaged" Chapter 11 reorganization plan. If the Merger Agreement is terminated after one party pursues an alternative offer, a plan of reorganization of the Company other than the one contemplated in the Merger Agreement is filed by the Company and/or confirmed by a bankruptcy court, or under other specified circumstances, either the Company or Arch may be required to pay a termination fee of $40 million.

     Consummation of the Merger is subject to customary regulatory review, certain third-party consents, including the Company's lenders, and the approvals noted above. The Company has received approval from the Department of Justice and the Federal Communications Commission to proceed with the Merger, and anticipates completing the Merger during the third quarter of 2000.

2.       LIQUIDITY AND GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred losses of $157 million, $162 million, and $299 million during the years ended December 31, 1997, 1998, and 1999, respectively. The Company's deteriorating financial results and liquidity have caused it to be in default of the covenants of all of its domestic debt agreements. On February 2, 2000, the Company failed to make the semi-annual interests payments on its 8.875% senior subordinated notes due 2006 (8.875% Notes) and its 10.125% senior subordinated notes due 2007 (10.125% Notes). As of March 2, 2000, the non-payment of interest constituted a default under the indentures of the 8.875% Notes and the 10.125% Notes. On April 17, 2000, the Company failed to make the semi-annual interest payment on its 10% senior subordinated notes due 2008 (10% Notes). As a result of these defaults, the holders of the Notes could demand at any time that the Company immediately pay $1.2 billion of outstanding Notes in full. Should this happen, the Company would be forced to immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

     The Company is also in default of several of the financial and other covenants of the Credit Agreement. As a result of these defaults, the lenders under the Credit Agreement could demand at any time that the Company immediately pay the $745 million outstanding under the Credit Agreement in full. Should this happen, the Company would immediately file for protection under Chapter 11.

     The Company is prohibited from additional borrowings and has classified all of its outstanding indebtedness under the Credit Agreement and the Notes as a current liability as of December 31, 1999. As of May 1, 2000, the Company has approximately $55 million in cash. The Company believes that this cash, plus the cash expected to be generated from operations, is sufficient to meet its obligations, except for the cash interest payments due under the Notes, into the third quarter of 2000. However, if the Company's financial results continue to deteriorate, it may not have sufficient cash to meet such obligations through the third quarter of 2000. As discussed below, the Company is considering alternatives to ensure that it has sufficient liquidity through the completion of the Merger. However, there can be no assurance that the Company's efforts to ensure that it has adequate liquidity will be timely or successful or that the Merger will be completed. As a result, the Company may have to reduce the level of its operations and/or file for protection under Chapter 11 to complete the Merger and/or restructure its obligations. PageNet is negotiating a debtor-in-possession loan facility with its lenders to be made available in the event it commences a Chapter 11 case. Filing for bankruptcy would have a material impact on the Company's results of operations and financial position. In addition, if the Merger is not completed, the Company will likely incur significant charges for asset impairments and restructuring its obligations. The accompanying financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company file for protection under Chapter 11 and/or be unable to continue as a going concern.

     The Company's deteriorating financial results and lack of additional liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of the Notes and the lenders under the Credit Agreement and the Company's ability to (i) generate sufficient cash flows to meet its obligations, other than the semi-annual interest payments due under the Notes, on a timely basis, (ii) obtain additional or restructured financing, including potential debtor-in-possession borrowings if the Company is required to file for protection under Chapter 11, (iii) continue to obtain uninterrupted supplies and services from its vendors, and (iv) reduce capital expenditures and operating expenses. The Company is proceeding with these initiatives as well as also proceeding with its plan to complete the Merger described above.

3.       SIGNIFICANT ACCOUNTING POLICIES

     Consolidation - The consolidated financial statements include the accounts of all of its wholly and majority-owned subsidiaries. All intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the current year presentation.

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

Machinery and equipment                    3 to 10 years(1)
Subscriber devices                               2 years(1)(2)
Furniture and fixtures                           7 years
Leasehold improvements                           5 years(3)
Building and building improvements              20 years

(1) Effective April 1, 1999, the Company changed the depreciable lives of its subscriber devices from 3 years to 2 years and the depreciable life of certain of its network equipment from 7 years to 10 years (see Note 5).

(2) Effective January 1, 1997, the Company changed the depreciable life of its subscriber devices from 4 years to 3 years, with estimated residual value ranging up to $20 (see Note 5).

(3)  Or term of lease if shorter.

     The Company reserves for subscriber devices, which it estimates to be non-recoverable.

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

     Employee stock options - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock option plans. Under APB 25, because the exercise price of the Company's employee stock options has historically equaled the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

     Advertising costs - The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1997, 1998, and 1999, was $22 million, $19 million, and $17 million, respectively.

     Comprehensive income (loss) - Other comprehensive income as of December 31, 1997, 1998, and 1999, consists solely of foreign currency translation adjustments.

     Capitalization of internally developed software - The Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed For or Obtained for Internal Use" (SOP 98-1), effective January 1, 1999. SOP 98-1 requires the capitalization of certain costs of developing or acquiring computer software for internal use. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations or financial position as the Company's previous policy for accounting for the costs of developing or acquiring computer software for internal use was generally consistent with the provisions of SOP 98-1.



4.       RESTRUCTURING CHARGE

     In February 1998, the Company's Board of Directors approved the restructuring of the Company's domestic operations (the Restructuring). The Company's Restructuring plan called for the elimination of redundant administrative operations through the consolidation of key support functions located in local and regional offices throughout the country into central processing facilities. The Restructuring plan specified local and regional office closures, the disposition of certain furniture, fixtures and equipment and the termination of approximately 1,950 employees by job function and location. Having adopted a formal plan of restructuring, the Company recorded a $74 million charge, or $0.72 per share (basic and diluted), during the quarter ended March 31, 1998. The components of the charge included (in thousands):

         Write-down of property and equipment            $  38,900
         Lease obligations and terminations                 18,900
         Severance and related benefits                     12,700
         Other                                               3,500
                                                         ---------
              Total restructuring charge                 $  74,000
                                                         =========

     The writedown of property and equipment related to a non-cash charge to reduce the carrying amount of certain machinery and equipment, furniture and fixtures, and leasehold improvements that the Company would not continue to utilize following the Restructuring to their estimated net realizable value as of the date such assets were projected to be disposed of or abandoned, allowing for the recognition of normal depreciation expense on such assets through their projected disposal date. The net realizable value of these assets was determined based on management estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the assets' disposal, and the method and potential costs of the disposal.

     The provision for lease obligations and terminations related primarily to future lease commitments on local and regional office facilities that would be closed as part of the Restructuring. The charge represented future lease obligations, net of projected sublease income, on such leases past the dates the offices would be closed by the Company, or, for certain leases, the cost of terminating the leases prior to their scheduled expiration. Projected sublease income was based on management estimates, which are subject to change. Cash payments on the leases and lease terminations were expected to occur over the remaining lease terms, the majority of which were to expire prior to 2003.

     During the fourth quarter of 1998, the Company identified additional furniture, fixtures, and equipment that would not be utilized following the Restructuring, resulting in an additional non-cash charge of $3 million. This charge was offset by reductions in the provisions for lease obligations and terminations and severance costs as a result of refinements to the Company's schedule for local and regional office closures. Also as a result of the refinements to the office closing schedule, the Company adjusted, effective October 1, 1998, the depreciable lives of certain of the assets written down in the first quarter of 1998, resulting in a decrease in depreciation expense of approximately $3 million for the year ended December 31, 1998.

     The Company's restructuring activity from initial charge through December 31, 1998, was as follows (in thousands):


                                   Initial        Adjustments          Utilization of Reserve          Remaining
                                   Charge          To Charge           Cash           Non-Cash          Reserve
                                  ---------        ---------         ---------        ---------        ---------

Fixed assets impairments          $  38,900        $   2,600         $      --        $  41,500        $      --
Lease obligation costs               18,900           (1,300)              683               --           16,917
Severance costs                      12,700           (1,300)            1,296               --           10,104
Other                                 3,500               --                --            3,500               --
                                  ---------        ---------         ---------        ---------        ---------
           Total                  $  74,000        $      --         $   1,979        $  45,000        $  27,021
                                  =========        =========         =========        =========        =========



     While progress in establishing the centralized processing facilities was made during 1998 and early 1999, the Company's efforts to convert its offices to its new billing and customer service software platforms fell behind the Company's original schedule of being completed during the second quarter of 1999. Billing software and system implementation problems surfaced during the first office conversions, and as a result, the Company had to postpone the conversion of many of its other offices. These postponements resulted in delays in office closures which deferred the payments of amounts accrued for lease obligations and terminations and severance and related benefits. Additional implementation problems surfaced during 1999 and caused further delays.

     In November 1999 and in conjunction with the announcement of the Merger, as discussed in Note 1, the Company decided to suspend further conversions after January 2000 pending the decisions as to which operating platforms will be used by the combined company. As a result of the decision to suspend the Restructuring indefinitely, the Company recorded a reversal of the unused portion of the original restructuring charge of $24 million, or $0.23 per share (basic and diluted), during the quarter ended December 31, 1999.

     The Company's restructuring activity from January 1, 1999 through December 31, 1999 is as follows (in thousands):

                                Beginning            Utilization of Reserve            Reversal           Remaining
                                 Reserve             Cash            Non-cash          of Charge           Reserve
                                ---------         ---------         ---------          ---------          ---------
Lease obligation costs .......  $  16,917         $     755         $      --          $ (16,162)         $      --
Severance costs ..............     10,104             2,735                --             (7,369)                --
                                ---------         ---------         ---------          ---------          ---------
           Total .............  $  27,021         $   3,490         $      --          $ (23,531)         $      --
                                =========         =========         =========          =========          =========


     As a result of the Restructuring, the Company eliminated approximately 325 positions and involuntarily terminated approximately 1,150 employees during 1998 and 1999.

5.       PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     The cost of property, equipment, and leasehold improvements consisted of the following:

(IN THOUSANDS) DECEMBER 31,                            1998                1999
                                                    ----------          ----------

Machinery and equipment                             $  871,870          $  956,122
Subscriber devices                                     497,238             407,188
Furniture and fixtures                                  59,996              61,801
Leasehold improvements                                  20,609              23,489
Land, buildings, and building improvements               3,157               3,161
                                                    ----------          ----------
       Total cost                                   $1,452,870          $1,451,761
                                                    ==========          ==========

     The Company does not manufacture any of the subscriber devices or related transmitting and computerized terminal equipment used in the Company's operations. The Company purchases its subscriber devices primarily from Motorola. The Company anticipates that subscriber devices will continue to be available for purchase from Motorola and other sources, consistent with normal manufacturing and delivery lead times.

     During the first quarter of 1999, the Company made the decision to narrow its focus to its North American operations and, as a result, made the decision to sell or otherwise dispose of its operations in Spain. During third quarter of 1999, all operations of the Company's majority-owned Spanish subsidiaries were ceased. The Company's interest in its Spanish subsidiaries was sold in the first quarter of 2000 for minimal proceeds. As a result of the Company's decision to sell or otherwise dispose of its Spanish subsidiaries, the Company recorded a provision of $18 million during the year ended December 31, 1999, for the impairment of the assets of the Company's majority-owned subsidiaries, the effect of which was to write-off the Company's net investment in its Spanish subsidiaries. The amount of the provision was based on the Company's estimate of the value of its net investment in the Spanish subsidiaries, which did not materially differ from the proceeds received upon the sale of the subsidiaries in the first quarter of 2000. No cash costs have been incurred or are expected as a result of the provision for the impairment of the assets of the Company's Spanish subsidiaries, and no additional charges are expected to be required.

     Effective April 1, 1999, the Company changed the depreciable lives for its subscriber devices and certain network equipment. The Company changed the depreciable lives of its subscriber devices from three years to two years and the depreciable life of certain of its network equipment from seven years to ten years. The changes resulted from a review by the Company of the historical usage periods of its subscriber devices and its network equipment and the Company's expectations regarding future usage periods for subscriber devices considering current and projected technological advances. PageNet has determined that the appropriate useful life of its subscriber devices is two years as a result of technological advances, customer desire for new pager technology, and the company's decreasing ability to redeploy older pager models. As a result of these changes, the net loss increased by $78 million, or $0.75 per share (basic and diluted), during the year ended December 31, 1999.

     Effective January 1, 1997, the Company shortened the depreciable lives of its subscriber devices from four to three years, and revised the related residual values. This change increased net loss for the year ended December 31, 1997 by $17 million and net loss per share by $0.16 (basic and diluted).

     During the year ended December 31, 1997, the Company recorded a provision of $13 million to write down certain subscriber devices to their net realizable value.

6.       OTHER NON-CURRENT ASSETS

     The cost of other non-current assets consisted of the following:

(IN THOUSANDS) DECEMBER 31,                                1998               1999
                                                        ----------        ----------

Licenses and frequencies                                $  473,211        $  477,659
Goodwill                                                    50,495            37,922
Restricted cash invested in money
    market instruments, at fair value (Note 7)              33,461            34,485
Other intangible assets                                     13,920             7,647
Other non-current assets                                    58,285            51,301
                                                        ----------        ----------
       Total  cost                                      $  629,372        $  609,014
                                                        ==========        ==========


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

     The Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), effective January 1, 1999. SOP 98-5 requires the expensing of all start-up costs as incurred, as well as the writing off of the remaining unamortized balance of capitalized start-up costs at the date of adoption of SOP 98-5. The impact of the Company's adoption of SOP 98-5 was a charge of $37 million representing the cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999, and an increase in net loss of $21 million, or $0.20 per share (basic and diluted), for the year ended December 31, 1999.

7.       LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:

(IN THOUSANDS) DECEMBER 31,                                                  1998                          1999
                                                                   ------------------------     ------------------------
                                                                   (carrying     (estimated      (carrying    (estimated
                                                                     value)      fair value)       value)     fair value)

Borrowings under Credit Agreement                                  $  565,000    $       --     $  745,000    $       --
10% Senior Subordinated Notes due October 15, 2008                    500,000       477,473        500,000       145,000
10.125% Senior Subordinated Notes due August 1, 2007                  400,000       382,964        400,000       116,000
8.875% Senior Subordinated Notes due February 1, 2006                 300,000       292,484        300,000        87,000
Other                                                                  50,137            --         58,127            --
                                                                   ----------                   ----------
                                                                    1,815,137                    2,003,127
Obligations in default and classified as current (Note 2)                  --                    1,945,000
                                                                   ----------                   ----------
                                                                   $1,815,137                   $   58,127
                                                                   ==========                   ==========

     As of December 31, 1999, PageNet had $ 745 million of borrowings outstanding under its Credit Agreement. The Company's maximum borrowings under the Credit Agreement are permanently reduced beginning on June 30, 2001, by the following amounts: 2001 - $150 million; 2002 - $200 million; 2003 - $250 million; and 2004 - $400 million. The Company's Credit Agreement expires on December 31, 2004. As discussed in Note 2, the Company is in default of the covenants of its domestic debt agreements and is precluded from any additional borrowings under the Credit Agreement.

     Under the Credit Agreement, the Company may designate all or a portion of outstanding borrowings to be either a Base Rate Loan or a loan based on the London Interbank Offered Rate (LIBOR). As of December 31, 1999, the Company had designated all $745 million of borrowings as LIBOR loans, which bear interest at a rate equal to LIBOR plus a spread of 2.00%. The interest rates for the $745 million of LIBOR loans as of December 31, 1999 ranged from 7.94% to 8.17%. As a result of the defaults described in Note 2, the Company's lenders have the right to collect default interest up to 12.00% for the Company's outstanding balances under its Credit Agreement.

     The Credit Agreement prohibits the Company from paying cash dividends or other cash distributions to shareowners. The Credit Agreement also prohibits the Company from paying more than a total of $2 million in connection with the purchase of Common Stock owned by employees whose employment with the Company is terminated. The Credit Agreement contains other covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, engage in transactions with affiliates, dispose of assets, and engage in mergers, consolidations, and other acquisitions without the prior written consent of its lenders. Amounts owing under the Credit Agreement are secured by a security interest in substantially all of the Company's assets, the assets of the Company's subsidiaries, and the capital stock of the subsidiaries of the Company (other than the international subsidiaries and Vast).

     The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $75 million. As of December 31, 1999, approximately $56 million of borrowings were outstanding under the credit facilities. Such borrowings were collateralized by $34 million of restricted cash included in other non-current assets. Additional borrowings are available under these facilities, provided such borrowings are either collaterized or certain financial conditions are met. Maximum borrowings that may be outstanding under the credit facilities are permanently reduced beginning on March 31, 2002, by the following amounts: 2002 - $1 million; 2003 - $6 million; and 2004 - $68 million. Both credit agreements expire on December 31, 2004.

     The 8.875% Notes, the 10.125% Notes, and the 10% Notes are redeemable on or after February 1, 1999; August 1, 2000; and October 15, 2001; respectively, at the option of the Company, in whole or in part from time to time, at certain prices declining annually to 100 percent of the principal amount on or after February 1, 2002; August 1, 2003; and October 15, 2004; respectively, plus accrued interest. The 8.875% Notes, the 10.125% Notes, and the 10% Notes are subordinated in right of payment to all senior debt, and contain various covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with affiliates, sell assets, and engage in mergers, consolidations, and other acquisitions. The fair values of the 8.875% Notes, the 10.125% Notes, and the 10% Notes were based on quoted market prices and discounted cash flow analyses. The fair values of the amounts outstanding under the Credit Agreement and other indebtedness cannot be reasonably estimated due to the debt defaults and covenant violations of the Company.

     On May 14, 1997, PageNet redeemed all $200 million of its outstanding 11.75% Senior Subordinated Notes (11.75% Notes), utilizing funds borrowed under the Company's Credit Agreement. The Company recorded an extraordinary loss of $16 million in the second quarter of 1997 on the early retirement of the 11.75% Notes. The extraordinary loss was comprised of the redemption premium of $12 million and the write-off of unamortized issuance costs of $4 million.

8.       INCOME TAXES

     For the years ended December 31, 1997, 1998, and 1999, the Company had no provision or benefit for income taxes because of the Company's inability to benefit its net operating losses. The valuation allowance for deferred tax assets increased by $56 million, $58 million, and $109 million during the years ended December 31, 1997, 1998, and 1999, respectively. Significant components of the Company's deferred tax assets and liabilities are as follows:

(IN THOUSANDS) DECEMBER 31,                         1998               1999
                                                 ---------           ---------

Deferred tax assets:
      Net operating loss carryforwards           $ 197,983           $ 294,580
      Deferred revenue                               5,982               7,411
      Provision for asset impairment                    --               6,941
      Bad debt reserve                               3,768               6,670
      Other tax credit carryforwards                   679                 664
      Other                                         28,482              18,405
                                                 ---------           ---------
         Total deferred tax assets                 236,894             334,671
      Valuation allowance                         (201,496)           (310,909)
                                                 ---------           ---------
         Net deferred tax assets                    35,398              23,762
Deferred tax liabilities:
      Depreciation                                 (23,450)             (3,977)
      Amortization                                 (11,948)            (19,785)
                                                 ---------           ---------
         Total deferred tax liabilities            (35,398)            (23,762)
                                                 ---------           ---------
                                                 $      --           $      --
                                                 =========           =========

     As of December 31, 1999, the Company has net operating loss carryforwards of approximately $755 million that expire in years 2001 through 2019. Of such amounts, $5 million expire in 2001 and $3 million expire in 2002. The Merger is expected to result in the elimination of substantially all of the tax benefit of the net operating loss carryforwards and certain other tax attributes of the Company. Loss before income taxes attributable to the Company's foreign operations was $14 million, $12 million, and $11 million for the years ended December 31, 1997, 1998, and 1999.

9.       STOCK OPTIONS

     The 1982 Incentive Stock Option Plan, as amended (1982 Plan), for officers and key employees of the Company provides for the granting of stock options intended to qualify as Incentive Stock Options (ISOs) to purchase Common Stock at not less than 100% of the fair market value on the date the option is granted, as determined by the Board of Directors. No further options may be granted under the 1982 Plan. As of December 31, 1999, options for 228,487 shares were exercisable under the 1982 Plan. All options outstanding and exercisable under the 1982 Plan are fully vested.

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

     The 1991 Stock Option Plan (1991 Plan) for officers and key employees of the Company provides for the granting of ISOs and non-statutory options to purchase Common Stock at not less than 100% of the fair market value on the date the options are granted. The 1991 Plan is administered by the Compensation and Management Development Committee of the Board of Directors (the Committee). Approximately 3 million shares remained available for grant under the 1991 Plan as of December 31, 1999. A total of 4,034,671 shares were vested and exercisable under the 1991 Plan as of December 31, 1999. Options granted under the 1991 Plan are non-transferable except by the laws of descent and distribution and are exercisable upon vesting, which occurs in installments, as the Board of Directors or the Committee may determine at the time it grants such options.

     On May 21, 1998, the Company's shareowners approved an amendment to its 1991 Plan to broaden the group of employees eligible to receive stock options under such plan to include all employees of the Company and its subsidiaries. On May 22, 1998, PageNet granted approximately 2 million options under the 1991 Plan to approximately 2,700 employees at an exercise price of $13.94 per share, which represented the market price of the Company's Common Stock at the date of grant. Since that time, grants of stock options to eligible new employees have been made the first day of the next quarter after the quarter in which they were hired.

     The Amended and Restated 1992 Directors Compensation Plan (Directors'
Plan), for non-employee Directors of the Company, provides for the granting of non-statutory options to purchase Common Stock at not less than 100% of the fair market value on the date the options are granted. The Directors' Plan is administered by the Committee. The total number of shares of Common Stock with respect to which options may be granted under the Directors' Plan may not exceed 750,000. Approximately 300,000 shares remain available for grant under the Directors' Plan as of December 31, 1999. A total of 225,000 shares were vested and exercisable as of December 31, 1999. Options granted under the Directors' Plan are non-transferable except by the laws of descent and distribution and are exercisable upon vesting, which occurs in installments, as the Board of Directors or the Committee may determine at the time it grants such options.

     With respect to the 1991 Plan and the Directors' Plan, notwithstanding the above, ten business days before a merger or a change in the ownership control of the Company or a sale of substantially all the assets of the Company, all options issued vest immediately and become exercisable in full; upon a merger or a change in ownership control of the Company or the sale of substantially all the assets of the Company, all options issued under the 1991 Plan and Directors' Plan which have not been exercised terminate. The Merger Agreement provides that all the Company's stock options will be converted into options for shares of Arch at a formula which would reduce the number of options outstanding by 8,944,792 and increase the exercise price range by $6.18 to $120.24.

     On June 12, 1997, the Company offered an election to its employees with options granted during 1995 and 1996 under the 1991 Plan to cancel such options and accept a lesser number of new options at a lower exercise price, with the vesting dates being restarted with the new grant dates. As a result of the election by certain of its employees, PageNet canceled approximately 3 million of options with exercise prices ranging from $13.69 to $26.50 and granted approximately 1 million of options to the same optionees with an exercise price of $8.25 per share.

     Information concerning options as of December 31, 1997, 1998, and 1999 is as follows:

                                                    1997                  1998                 1999
                                                -----------           -----------           -----------

Outstanding at  January 1                         5,968,605             5,687,335             8,579,568
      Granted                                     3,435,873             5,066,000             4,214,987
      Canceled                                   (3,705,609)           (1,241,982)           (2,505,716)
      Exercised                                     (11,534)             (931,785)              (69,724)
                                                -----------           -----------           -----------
Outstanding at  December 31                       5,687,335             8,579,568            10,219,115
                                                ===========           ===========           ===========
Exercisable at December 31                        2,450,795             3,253,511             4,588,158
                                                ===========           ===========           ===========

Option price range-options outstanding          $2.67-$25.50          $2.67-$25.50          $0.88-$17.13
Option price range-options exercised            $2.73-$ 9.25          $2.67-$14.38          $2.67-$ 5.13

       Weighted-average exercise prices are as follows:

                                      1997            1998            1999
                                    --------        --------        --------

Outstanding at January 1            $  15.90        $   9.47        $  10.98
       Granted                          9.54           12.59            4.54
       Canceled                        19.89           12.79           10.17
       Exercised                        7.49            8.16            3.12
Outstanding at December 31              9.47           10.98            8.56
Exercisable at December 31              9.12            9.85            9.31

     Certain information is being presented based on a range of exercise prices as of December 31, 1999, as follows:

                                          $0.88-$6.00            $6.03-$8.13           $8.25-$12.63           $12.94-$17.13
                                         -------------          -------------          -------------          -------------

Number of shares outstanding                 2,567,374              2,308,960              2,338,101              3,004,680
Weighted-average exercise price          $        3.40          $        6.43          $        9.83          $       13.62
Weighted-average remaining
    contractual life                              8.55                   8.01                   7.23                   8.01
Number of shares exercisable                   792,465                800,140              1,632,993              1,362,560
Weighted-average exercise
    price of shares exercisable          $        3.63          $        6.89          $        9.63          $       13.66


     The Company adopted the pro forma disclosure provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1996. As required by SFAS 123, pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for employee stock options and stock-based awards granted subsequent to December 31, 1994 under the fair value method provided for under SFAS 123. The weighted-average fair value of stock options granted during 1997, 1998, and 1999 was $5.98, $7.21, and $1.22, respectively. The fair value for the stock options granted to officers and key employees of the Company after January 1, 1995 was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest ranging from 5.46% to 6.89% for 1997, ranging from 4.09% to 5.72% for 1998, and ranging from 4.54% to 6.13% for 1999; a dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock ranging from 54.4% to 57.6% for 1997, ranging from 56.8% to 60.0% for 1998, and 75.0% for 1999; and a weighted average expected life of each option ranging from 5.5 years to 6.7 years for 1997 and 1998, and ranging from 2.0 years to 6.0 years for 1999.

     For purposes of the pro forma disclosures, the estimated fair market value of the options and stock-based awards is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per common share information):

                                                          1997                  1998                  1999
                                                       -----------           -----------           -----------

Net loss                          As reported          $  (156,947)          $  (162,009)          $  (299,002)
                                    Pro forma          $  (172,884)          $  (179,834)          $  (301,586)

Net loss per common share         As reported          $     (1.53)          $     (1.57)          $     (2.88)
     (basic and diluted)            Pro forma          $     (1.68)          $     (1.74)          $     (2.90)

     Because SFAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

10.   COMMITMENTS

     The Company has operating leases for office and transmitting sites with lease terms ranging from a month to approximately ten years. There are no significant renewal or purchase options. Total rent expense for 1997, 1998, and 1999 was approximately $70 million, $81 million, and $101 million, respectively.

     The following is a schedule by year of future minimum rental payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 1999.


YEAR ENDING DECEMBER 31: (IN THOUSANDS)
         2000                                           $   27,997
         2001                                               19,788
         2002                                               14,855
         2003                                               10,229
         2004                                                7,080
         Later years                                         8,163
                                                        ----------
              Total minimum payments required           $   88,112
                                                        ==========


11.      CONTINGENCIES

     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on PageNet's business, financial position, or results of operations.


12.      COMMON STOCK AND NET LOSS PER SHARE

     Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the years ended December 31, 1997, 1998, and 1999, was 103 million, 103 million, and 104 million, respectively. The average number of options to purchase shares of the Company's Common Stock during the years ended December 31, 1997, 1998, and 1999, were 6 million, 8 million, and 10 million, respectively, at exercise prices ranging from $0.88 per share to $25.50 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive.

     The Company has 275 million authorized shares, of which 250 million are Common Stock and 25 million are preferred stock. As of December 31, 1999, approximately 15 million shares of Common Stock were reserved for the issuance of shares under the Company's stock option and other plans. As of December 31, 1999, there were no preferred shares issued or outstanding.

     On May 23, 1996, the Company's shareowners approved an employee stock purchase plan of up to 2 million shares of the Company's Common Stock. Under the employee stock purchase plan, an employee may elect to purchase shares of the Company's Common Stock at the end of a predetermined period at a price equal to 85% of the fair market value of the Company's Common Stock at the beginning or end of such period, whichever is lower. The Company implemented two-year employee stock purchase plans on January 1, 1997 and 1998, and a one-year plan on January 1, 1999. The Company discontinued the employee stock purchase plan effective December 31, 1999.

13.      STATEMENT OF CASH FLOWS INFORMATION

     Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of December 31, 1999, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest for the years ended December 31, 1997, 1998, and 1999 were approximately $144 million, $136 million, and $147 million, respectively, net of $16 million, $22 million, and $24 million, respectively, of interest capitalized during the years ended December 31, 1997, 1998 and

1999. During the year ended December 31, 1998, PageNet utilized $13 million of deposits made in 1998 for the purchase of subscriber devices. There were no significant federal or state income taxes paid or refunded for the years ended December 31, 1997, 1998, and 1999.

14.      EMPLOYEE BENEFIT PLANS

     The Company has adopted a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the Code) for all employees who have completed a specified term of service. Effective January 1, 1996, Company contributions equal 50% of employee contributions up to a maximum of 6% of the employee's compensation. Employees may elect to contribute up to 15% of their compensation on a pre-tax basis, not to exceed the maximum amount allowed as determined by the Code. The Company's contributions aggregated approximately $2 million in 1997, $3 million in 1998, and $2 million in 1999.

15.      STOCK PURCHASE RIGHTS

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

     Generally, the rights will become exercisable only if a person or group (i) acquires 20% or more of the Company's Common Stock or (ii) announces a tender offer that would result in ownership of 20% or more of the Company's Common Stock or (iii) is declared to be an "Adverse Person" by the Board of Directors. Adverse Person includes any person or group who owns at least 10% of the Company's Common Stock and attempts an action that would adversely impact the Company. The Company's Board of Directors can waive the application of the stock purchase rights under certain circumstances. In connection with the approval of the Merger Agreement, the Company's Board of Directors waived such application as it would have related to the Merger.

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


16.      SEGMENT INFORMATION

     The Company has determined that it has two reportable segments, traditional paging operations and advanced messaging operations. The Company's basis for the segments relates to the types of products and services each segment provides. The traditional paging segment consists of the traditional display and alphanumeric services, which are basic one-way services, and 1 1/2-way paging services. The advanced messaging operating segment consists of the Company's new 2-way wireless messaging services, VoiceNow service, and the operations of Vast, which includes wireless integration products, consumer content, and wireless software development and sales.

     The following table presents certain information related to the Company's business segments as of December 31, 1997, 1998, and 1999 or for the years ended December 31, 1997, 1998, and 1999.

(IN THOUSANDS)                             1997                     1998                     1999
                                        -----------              -----------              -----------
Total Revenues:
     Traditional Paging(1)              $   960,290              $ 1,041,603              $   973,658
     Advanced Messaging                         686                    4,424                   16,065
                                        -----------              -----------              -----------
                                        $   960,976              $ 1,046,027              $   989,723
                                        ===========              ===========              ===========
Depreciation and amortization:
     Traditional Paging(1)              $   276,590              $   266,319              $   310,347
     Advanced Messaging                      12,852                   14,940                   16,754
                                        -----------              -----------              -----------
                                        $   289,442              $   281,259              $   327,101
                                        ===========              ===========              ===========
Operating income(loss):
     Traditional Paging(1)              $    31,399(2)           $    17,406(3)           $   (41,190)(4)
     Advanced Messaging                     (23,891)                 (39,726)                 (74,198)
                                        -----------              -----------              -----------
                                        $     7,508              $   (22,320)             $  (115,388)
                                        ===========              ===========              ===========
Adjusted EBITDA(5):
     Traditional Paging(1)              $   320,589              $   357,725              $   263,424
     Advanced Messaging                     (11,039)                 (24,786)                 (57,444)
                                        -----------              -----------              -----------
                                        $   309,550              $   332,939              $   205,980
                                        ===========              ===========              ===========
Capital expenditures:
     Traditional Paging(1)              $   224,459              $   193,234              $   121,779
     Advanced Messaging                     103,906                   74,949                  113,147
                                        -----------              -----------              -----------
                                        $   328,365              $   268,183              $   234,926
                                        ===========              ===========              ===========
Net interest expense(6):
     Traditional Paging(1)              $    90,458              $    74,729              $    65,107
     Advanced Messaging                      57,233                   66,963                   81,912
                                        -----------              -----------              -----------
                                        $   147,691              $   141,692              $   147,019
                                        ===========              ===========              ===========
Total assets:
     Traditional Paging(1)              $ 1,047,246              $   945,621              $   746,515
     Advanced Messaging                     549,987                  635,623                  676,045
                                        -----------              -----------              -----------
                                        $ 1,597,233              $ 1,581,244              $ 1,422,560
                                        ===========              ===========              ===========


(1) The international operations of the Company currently consist entirely of traditional paging services and accordingly are included in PageNet's traditional paging business segment.

(2) Operating income for the traditional paging business segment for 1997 includes a $13 million provision to write down certain subscriber devices to their net realizable value. See Note 5.

(3) Operating income for the traditional paging business segment for 1998 includes a restructuring charge of $74 million. See Note 4.

(4) Operating loss for the traditional paging business segment for 1999 includes a partial reversal of the restructuring charge of $24 million and a provision for asset impairment of $18 million. See Notes 4 and 5, respectively.

(5) Adjusted EBITDA, as determined by the Company, does not reflect other non-operating (income) expense, provision for asset impairment, restructuring charge, extraordinary items, and cumulative effect of a change in accounting principle.

(6)  Net interest expense is interest expense less interest income.


Adjusted EBITDA is not defined in generally accepted accounting principles and should not be considered in isolation or as a substitute for a measure of performance in accordance with generally accepted accounting principles.

17.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial information for the two years ended December 31, 1999 is summarized below.

                                                   FIRST                  SECOND              THIRD              FOURTH
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          QUARTER                QUARTER             QUARTER             QUARTER
                                                ------------           ------------        ------------        ------------
1998

Services, rent, and
maintenance revenues                            $    229,861           $    235,172        $    239,689        $    240,802
Product sales                                         25,889                 29,329              25,382              19,903
                                                ------------           ------------        ------------        ------------
Total revenues                                       255,750                264,501             265,071             260,705
Cost of products sold                                (21,103)               (23,161)            (18,276)            (15,132)
                                                ------------           ------------        ------------        ------------
                                                     234,647                241,340             246,795             245,573

Operating income (loss)                              (56,605)(1)             19,803              17,998              (3,516)
Net loss                                             (92,372)(1)            (15,619)            (16,428)            (37,590)
Net loss per share (basic and diluted)                 (0.90)(1)              (0.15)              (0.16)              (0.36)

1999

Services, rent, and
maintenance revenues                            $    241,868           $    231,635        $    223,063        $    200,782
Product sales                                         21,692                 22,930              24,347              23,406
                                                ------------           ------------        ------------        ------------
Total revenues                                       263,560                254,565             247,410             224,188
Cost of products sold                                (16,177)               (10,462)            (16,374)            (14,888)
                                                ------------           ------------        ------------        ------------
                                                     247,383                244,103             231,036             209,300

Operating income (loss)                              (16,505)(2)            (58,248)            (13,499)            (27,136)(3)
Loss before cumulative effect of
 a change in accounting principle                    (51,758)(2)            (95,311)            (49,488)            (64,999)(3)
Cumulative effect of a change
 in accounting  principle                            (37,446)                    --                  --                  --
Net loss                                             (89,204)(2)            (95,311)            (49,488)            (64,999)(3)

Loss before cumulative effect of
 a change in accounting principle                      (0.50)(2)              (0.92)              (0.48)              (0.64)(3)
Cumulative effect of a change
 in accounting principle                               (0.36)                    --                  --                  --
Net loss per share                                     (0.86)(2)              (0.92)              (0.48)              (0.64)(3)

(1) Operating loss for the first quarter of 1998 includes a restructuring charge of $74 million. See Note 4.

(2) Operating loss for the first quarter of 1999 includes a provision for asset impairment of $18 million. See Notes 5 and 6.

(3) Operating loss for the fourth quarter of 1999 includes a partial reversal of the restructuring charge of $24 million. See Note 4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth the name, age and position of PageNet's directors and executive officers as of April 15, 2000:

NAME                                AGE      POSITION
----                                ----     ---------

Richard C. Alberding ...........     69      Director (1)(2)
Lynn A. Bace ...................     47      Executive Vice President and Chief Administrative Officer
Andreas K. Bremer ..............     43      Vice President of Finance and Treasurer
Hermann Buerger ................     56      Director (1)(4)(5)
Julian B. Castelli .............     32      Senior Vice President and Chief Financial Officer and
                                               Acting Chief Financial Officer of Vast
Jeffrey M. Cunningham ..........     47      Director (3)
J. Barry Duncan ................     42      Vice President and Controller
Gary J. Fernandes ..............     56      Director (3)(4)(5)
John P. Frazee, Jr .............     55      Chairman of the Board of Directors and Chief Executive
                                               Officer of PageNet and Vast (4)
Jason G. Gillespie .............     39      Senior Vice President and Chief Technology Officer
Mark A. Knickrehm ..............     37      President and Chief Operating Officer of Vast
John S.Llewellyn, Jr ...........     65      Director (2)(3)(5)
Robert J. Miller ...............     55      Director (2)(3)
Edward W. Mullinix, Jr .........     46      President and Chief Operating Officer
Timothy J. Paine ...............     45      Senior Vice President -- Customer Service
Douglas R. Ritter ..............     42      Senior Vice President -- Sales
G. Robert Thompson .............     38      Senior Vice President -- Operations Staff
Ruth Williams ..................     43      Senior Vice President, General Counsel and Assistant Secretary


(1)  Member of the Audit Committee of the Board of Directors.

(2)  Member of the Board Affairs Committee of the Board of Directors.

(3) Member of the Compensation and Management Development Committee of the Board of Directors.

(4)  Member of the Executive Committee of the Board of Directors.

(5)  Member of the Finance Committee of the Board of Directors.

     RICHARD C. ALBERDING has been a director of PageNet since 1994. From 1958 through 1991, Mr. Alberding held various management positions with Hewlett-Packard Co., including Executive Vice President. Mr. Alberding also serves as a director of Digital Microwave Corporation, Kennametal, Inc., Sybase, Inc., Walker Interactive Systems, Inc., JLK Direct, Inc., and PCTel, Inc.

     LYNN A. BACE has served as Executive Vice President and Chief Administrative Officer of PageNet since June 1999. She served as Executive Vice President -- Sales and Marketing from December 1998 through June 1999, and as Senior Vice President -- Marketing from August 1998 to December 1998. Prior to that, Ms. Bace was employed in several executive positions with Kraft Foods, Inc. from September 1993 to April 1997, most recently as Executive Vice President and General Manager for a division of Kraft.

     ANDREAS K. BREMER has served as Vice President of Finance and Treasurer of PageNet since February 2000, and as Vice President and Treasurer since joining PageNet in August 1999. Prior to that time, Mr. Bremer served in various executive positions with Commerzbank AG from 1986 to 1999, most recently as Senior Vice President and General Manager of various branches in the United States and Germany.

     HERMANN BUERGER has been a director of PageNet since 1998. Mr. Buerger has held the position of Executive Vice President and General Manager of North American Operations for Commerzbank AG since 1989. Mr. Buerger also serves as a director of Security Capital Group, Inc. and United Dominion Industries.

     JULIAN B. CASTELLI has served as Senior Vice President and Chief Financial Officer since June 1999. He also serves as Acting Chief Financial Officer of Vast, a position he has held since December 1999. Mr. Castelli served as Vice President and Treasurer for PageNet from July 1998 to June 1999. Prior to joining PageNet, Mr. Castelli was employed by McKinsey & Company, an international consulting firm, from August 1995 to July 1998, serving as Engagement Manager from June 1997. Mr. Castelli served in the Corporate Finance Department of Goldman, Sachs & Co. as an analyst from 1990 to 1993.

     JEFFREY M. CUNNINGHAM has been a director of PageNet since 1998. Mr. Cunningham currently serves as chairman of ILIFE Holdings. Mr. Cunningham served as the President of Planet Direct, an internet media company and majority owned subsidiary of CMGI, Inc., from December 1998 to March 2000. Previously, Mr. Cunningham served as President and Chief Executive Officer of Knowledge Universe, an internet media company, from July 1998 through December 1998. From June 1993 through July 1998, Mr. Cunningham was the Group Publisher for Forbes, Inc. Mr. Cunningham also serves as a director of Countrywide Credit, Inc., Data General Corp. and Schindler Holdings.

     J. BARRY DUNCAN has served as Vice President and Controller for PageNet since October 1998 and as Corporate Controller from May 1995 to October 1996. Mr. Duncan served as Vice President of Finance for the Southwest Region of Unisource Worldwide, Inc. from October 1996 to October 1998, and as Corporate Controller for Dal-Tile International from February 1994 to May 1995.

     GARY J. FERNANDES has been a director of PageNet since 1999. Mr. Fernandes has been Chairman of the Board of Directors and Chief Executive Officer of GroceryWorks.com, a Dallas-based Internet home fulfillment service specializing in groceries, since January 2000. Previously, Mr. Fernandes served as managing partner of Convergent Partners LLC, a private equity capital investment firm, from January 1999 to January 2000. Mr. Fernandes previously held the position of Vice Chairman as well as other senior management positions with Electronic Data Systems Corporation from 1969 through 1998. Mr. Fernandes also serves as a director of 7-Eleven Inc. and John Wiley & Sons, Inc.

     JOHN P. FRAZEE, JR. has been a director of PageNet since 1995 and has served as Chairman of the Board of Directors and Chief Executive Officer of PageNet since June 1999 and of Vast since December 1999. From August 1997 through June 1999, Mr. Frazee served as Chairman of the Board, President and Chief Executive Officer of PageNet. Mr. Frazee was a private investor from August 1993 to August 1997. Mr. Frazee also serves as a director of Security Capital Group, Inc., Dean Foods Company, Cabot Microelectronics Corporation, and Homestead Village Incorporated.

     JASON G. GILLESPIE has served as Senior Vice President and Chief Technology Officer of PageNet since February 2000. From October 1999 through February 2000 Mr. Gillespie served as Senior Vice President of Network Services, and from June 1999 to October 1999 he served as Vice President of Network Services of PageNet. From December 1997 to June 1999 Mr. Gillespie was Vice President of Field Operations of PageNet. Mr. Gillespie was a Vice President and General Manager of PageNet prior to December 1997 and has been employed by PageNet for eight years.

     MARK A. KNICKREHM has served as President and Chief Operating Officer of Vast since December 1999 and has been responsible for the wireless solutions operations of PageNet since June 1999. He served as Executive Vice President and Chief Financial Officer for PageNet from February 1998 through June 1999. Mr. Knickrehm was employed by McKinsey & Company, an international consulting firm, from 1989 to February 1998, where he served as a Partner beginning in 1995.

     JOHN S. LLEWELLYN, JR. has been a director of PageNet since 1997. From 1982 to his retirement in 1997, Mr. Llewellyn held various management positions with Ocean Spray Cranberries, Inc., including Chief Executive Officer. Mr. Llewellyn also serves as a director of Dean Foods Company.

     ROBERT J. MILLER has been a director of PageNet since 1999. From 1989 to January 1999, Mr. Miller served as the Governor of Nevada. Upon his retirement as Governor, Mr. Miller became a senior partner in the law firm of Jones Vargas with offices in Las Vegas and Reno, Nevada. Mr. Miller also serves as a director of America West Airlines, International Game Technology, Newmont Mining Corporation, Zenith Insurance Corp., National Center for Missing & Exploited Children and the American Cancer Society Foundation; as a member of the Advisory Board for the Secretary of Energy, Americans for Technology Leadership and Com-Net Ericsson.

     EDWARD W. MULLINIX, JR. has served as President and Chief Operating Officer of PageNet since June 1999. He served as Executive Vice President -- Operations for PageNet from February 1998 through June 1999, and as Senior Vice President -- Strategic Planning from November 1997 to February 1998. From September 1995 to October 1997, Mr. Mullinix served as Senior Vice President of Finance and Administration and Chief Financial Officer of The Haskell Company. He was Vice President -- Finance for LCI, Ltd. From August 1994 to April 1995.

     TIMOTHY J. PAINE has served as Senior Vice President -- Customer Service for PageNet since March 1998. Prior to joining PageNet, Mr. Paine served in various positions for American Express Travel Related Services, Inc. from 1982 to March 1998, most recently as Vice President of Credit and Operations for the new accounts branch of American Express Centurion Bank.

     DOUGLAS R. RITTER has served as Senior Vice President -- Sales for PageNet since January 1999. Mr. Ritter served as Senior Vice President -- Corporate Development for PageNet from February 1998 to January 1999 and as Vice President -- Corporate Development for PageNet from December 1997 to February 1998. Mr. Ritter served as Vice President -- Business Planning for PageNet from January 1996 to December 1997 and as Vice President -- New Business Development for PageNet from July 1993 to January 1996.

     G. ROBERT THOMPSON has served as Senior Vice President -- Staff Operations since June 1999. He also served as Senior Vice President -- Process Improvement for PageNet from November 1998 to June 1999. Mr. Thompson served as Vice President -- Finance for PageNet from February 1995 to November 1998 and was Corporate Controller for PageNet from 1990 to 1995.

     RUTH WILLIAMS has served as Senior Vice President, General Counsel and Assistant Secretary for PageNet since May 1997. Prior to joining PageNet, Ms. Williams was Associate General Counsel for First Data Corporation from September 1996 to April 1997. Ms. Williams was employed by Automatic Data Processing, Inc. from 1986 to 1996, most recently as Staff Vice President and Associate General Counsel.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Company's directors, certain of its officers, and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Company is required to report in this filing any failure to file by such dates during 1999. During 1999, to the knowledge of the Company, all of these filing requirements were satisfied. In making these statements, the Company has relied upon written representation of its directors, officers, and its ten percent holders as well as copies of those reports filed with the Commission that have been furnished to the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the annual and long-term compensation paid by the Company for services rendered in all capacities for the years ended December 31, 1999, 1998 and 1997 of its chief executive officer and those persons who were, at December 31, 1999, the other four most highly compensated executive officers of the Company. Positions indicated are as of December 31, 1999.

                                                    ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                       ---------------------------------------------    --------------------------------------------
                                                                                                          SECURITIES
                                                                                        RESTRICTED        UNDERLYING      ALL
                                                                                          STOCK            OPTIONS       OTHER
                                       YEAR    SALARY       BONUS           OTHER        AWARDS($)         (SHARES)  COMPENSATION(1)
                                       ----   --------     --------       ----------    ----------         --------  ---------------

John P. Frazee, Jr .................   1999   $640,385     $     --       $ 95,958(2)    $     --          311,500     $  2,229
  Chairman and Chief Executive         1998    671,875      430,000         90,706(3)          --          100,000        2,333
    Officer of PageNet and Vast        1997    279,571(4)   150,000         50,938(5)     100,000(6)       600,000       20,000(7)

Mark A. Knickrehm(8) ...............   1999   $299,038           --          4,172(9)          --          165,000        3,875
   President & Chief Operating         1998    266,036      230,000(10)     43,573(11)         --          300,000           --
     Officer of Vast                   1997         --           --             --             --               --           --

Edward W. Mullinix, Jr.(12) ........   1999    292,949           --          4,928(13)         --          165,000        4,825
  President and Chief                  1998    247,916      120,000         41,589(14)         --           50,000        3,750
  Operating Officer                    1997     45,337       60,000          7,837(15)         --          250,000           --

Lynn A. Bace(16) ...................   1999    216,218           --          2,742(17)         --          115,000           --
  Executive Vice President and         1998     93,750       51,000             --             --          250,000           --
  Chief Administrative Officer         1997         --           --             --             --               --           --

William G. Scott(18) ...............   1999    213,462           --          2,043(19)         --           25,000        5,000
 Senior Vice President and             1998    224,583       72,000             --             --           20,000        5,000
 Chief Technology Officer of Vast      1997    215,000       80,000             --         55,313(20)      113,464        4,750

----------------
(1) Represents matching contributions to the Company's 401(k) Plan, except where noted.

(2)  Includes housing allowance of $61,069.

(3)  Includes housing allowance of $66,158.

(4) Annual compensation for 1997 represents compensation for the period from August 4, 1997, when Mr. Frazee became Chairman, President & Chief Executive Officer of the Company, through December 31, 1997.

(5) Includes payment of $23,214 to defray Mr. Frazee's expenses associated with relocation to the Dallas, Texas area.

(6) Represents the fair market value on the date of grant of 11,510 shares of the Company's common stock awarded to Mr. Frazee on August 4, 1997.

(7) Represents compensation for services rendered as a non-employee director of the Company.

(8) Annual compensation for 1998 represents compensation for the period from February 4, 1998, when Mr. Knickrehm became employed with the Company as its Executive Vice President and Chief Financial Officer, through December 31, 1998. On June 2, 1999, Mr. Knickrehm was promoted to President and Chief Operating Officer of Vast.

(9) Includes $4,928 of long-term disability insurance premiums paid by the Company.

(10) Includes a $100,000 employment bonus and $130,000 paid as an annual bonus for performance in 1998.

(11) Includes payments of $43,573 made to defray Mr. Knickrehm's expenses associated with relocation to the Dallas, Texas area.

(12) Mr. Mullinix joined the Company on November 3, 1997 as Senior Vice President of Strategic Planning and was promoted to Executive Vice President -- Operations of the Company on February 4, 1998. On June 2, 1999, Mr. Mullinix was promoted to President and Chief Operating Officer of the Company.

(13) Includes $4,928 of long-term disability insurance premiums paid by the Company.

(14) Includes payment of $41,589 made to defray Mr. Mullinix's expenses associated with relocation to the Dallas, Texas area.

(15) Includes payments of $7,837 made to defray Mr. Mullinix's expenses associated with relocation to the Dallas, Texas area.

(16) Ms. Bace joined the Company on August 19, 1998 as Senior Vice President of Marketing and was promoted to Executive Vice President and Chief Administrative Officer of the Company on June 2, 1999.

(17) Includes $2,742 of long-term disability insurance premiums paid by the Company.

(18) Mr. Scott served as Senior Vice President and Chief Technology Officer for the Company from June 1999 through December 1999. Upon Mr. Scott's change to his current position with Vast, he was no longer an Executive Officer of the Company; therefore, Mr. Scott is not listed as an executive of the Company in Item 10.

(19) Includes $2,043 of long-term disability insurance premiums paid by the Company.

(20) Represents the fair market value on the date of grant of 5,000 shares of the Company's common stock awarded to Mr. Scott on February 2, 1997, vesting at the rate of 20% per year beginning on February 2, 1998 through 2002, contingent upon meeting performance goals.

OPTION GRANTS IN 1999

     The following table sets forth information on grants of options to purchase common stock of the Company during the year ended December 31, 1999, to its chief executive officer and those persons who were, at December 31, 1999, the other most highly compensated executive officers of the Company.

                                 NUMBER OF       PERCENTAGE OF
                                  SHARES         TOTAL OPTIONS
                                 UNDERLYING       GRANTED TO                                  PRESENT VALUE
                                  OPTIONS          EMPLOYEES                                    ON DATE
 NAME                            GRANTED (1)        IN 1999   EXERCISE PRICE  EXPIRATION DATE  OF GRANT(2)
 ----                            -----------        -------   --------------  ---------------  -----------

 John P. Frazee, Jr ......        311,500             7.54%     $   6.1250       01/20/09      $1,907,938

 Mark A. Knickrehm .......         65,000                           6.1250       01/20/09         398,125
                                  100,000                           3.3438       06/10/09         334,380
                                  -------             ----         -------                        -------
           Subtotal ......        165,000             3.99%                                       732,505
                                  -------                                                         -------

 Edward W. Mullinix, Jr ..         65,000                           6.1250       01/20/09         398,125
                                  100,000                           3.3438       06/10/09         334,380
                                  -------             ----         -------                        -------
           Subtotal ......        165,000             3.99%                                       732,505

 Lynn A. Bace ............         65,000                           6.1250       01/20/09         398,125
                                   50,000                           3.3438       06/10/09         167,190
                                  -------             ----         -------                        -------
           Subtotal ......        115,000             2.78%                                       565,315
                                  -------                                                         -------

 William G. Scott ........         25,000                *          6.1250       01/20/09         153,125

----------------

*    Less than 1%

----------------


(1) All options are exercisable only so long as employment continues or within limited periods following termination of employment. All options have a term of 10 years. All options vest in five equal annual installments beginning on the date of the grant, except that all of such options would vest at the closing of the Merger by virtue of a change in control of the ownership of the Company.

(2) The determination of the present value of the Company common stock on the date of the grant is based on the Black-Scholes pricing model. Estimated values under the Black-Scholes model are based on standard assumptions as to variables in the model such as stock price volatility, projected future dividend yield and interest rates. In addition, the estimated value is discounted for potential forfeiture due to vesting schedules. The discount rate is consistent with the Company's employment turnover experience over time. The estimated Black-Scholes values above are based on a range of values for the key variable. The range reflects different values in effect on the grant date of the option: volatility -- ranged from .559 to .583; dividend yield -- 0%; turnover -- 8% per year; risk-free interest rate -- yield to maturity of 10-year treasury note at grant date (rates ranged from 5.41% to 5.56%). The actual value, if any, that an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated using a Black-Scholes model. Currently, all such stock options have no value because the trading price of the Company shares is below the option exercise prices.

AGGREGATE OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES

     The following table sets forth information related to the unexercised options to purchase the Company common stock that were granted during the year ended December 31, 1999, and prior years under the Company's 1991 stock option plan to the named officers and held by them at December 31, 1999.

                                                                 NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                                      OPTIONS HELD              IN-THE-MONEY OPTIONS HELD
                                                                  AT DECEMBER 31, 1999           AT DECEMBER 31, 1999(1)
                                  SHARES                      ---------------------------     ----------------------------
                                ACQUIRED ON
NAME                             EXERCISE     VALUE REALIZED  EXERCISABLE   UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
----                             --------     --------------  -----------   -------------     -----------    -------------

John P. Frazee, Jr ..........        0              0           820,600        235,900              0              0
Mark A. Knickrehm ...........        0              0           226,000        239,000              0              0
Edward W. Mullinix,  Jr .....        0              0           226,000        239,000              0              0
Lynn A. Bace ................        0              0           136,000        229,000              0              0
William G. Scott ............        0              0           105,464         53,000              0              0

----------
(1) Based on the difference between the exercise price of each option and $0.8130, the last reported sales price of the Company's common stock on the Nasdaq Market on December 31, 1999, the last trading date in the Company's 1999 fiscal year.

CONTRACTS RELATED TO EMPLOYMENT

     The Company and Mr. Frazee entered into an employment agreement on August 4, 1997. This agreement provides that Mr. Frazee is to be employed until July 31, 1998. The agreement is automatically extended for one-year periods unless either the Company or Mr. Frazee notifies the other party of termination not less than 90 days prior to the beginning of any one-year renewal period. Mr. Frazee's current base salary is $675,000 and current target bonus is $675,000 if the Company achieves the objectives established by the board of directors. The employment agreement also provides that at least 40% of the bonus is to be paid in shares of the Company common stock. The board of directors gave Mr. Frazee his 1997 and 1998 bonuses in cash, with the understanding that he would use 40% or more of the bonus to purchase the Company common stock in the public market. In 1997, Mr. Frazee purchased shares in excess of this requirement. Upon signing the employment agreement, Mr. Frazee was granted options to purchase 600,000 shares of common stock, all of which have vested. Mr. Frazee also was awarded 11,510 shares of the Company common stock under the Company's 1997 restricted stock plan. In addition, the Company provides Mr. Frazee with transportation to and from his residence in Florida.

CHANGE OF CONTROL SEVERANCE PLAN

     On January 20, 1999, the Board of Directors approved a severance plan which would provide benefits to substantially all the Company's employees in the event of a "change of control" of the Company. "Change of control" is defined as any merger, sale or other transaction which results in 35% or more of the Company common stock being held by an outsider, or any change in the composition of a majority of the board of directors. This definition is consistent with the change of control provisions that trigger accelerated vesting under the Company's 1991 Employee Stock Option Plan. The severance plan provides for severance amounts ranging from 50% to 300% of an employee's annual salary and annual target bonus compensation and payment of a pro-rated portion of the employee's annual target bonus compensation. In addition, the severance plan provides that the employee will continue to receive substantially similar medical insurance, disability income protection, life insurance protection and death benefits, and perquisites for at least one year following the date of the employee's termination of employment at no additional cost to the employee above the cost paid by the employee for such benefits immediately prior to the change of control. An employee is entitled to receive benefits under the severance plan if the Company or its successor in interest terminates the employee without cause or the employee resigns for good reason during the 12-month period immediately following a change in control. Good reasons for an employee's resignation under the severance plan include a reduction in the employee's compensation, a significant change in the employee's duties, responsibilities, title or authorities, relocation of the employee's office to a location more than 50 miles from the location of the employee's office prior to the change in control, and PageNet's failure to obtain the agreement from a successor to execute the severance plan. The amount an employee will receive depends upon the employee's position at the Company. Payments under the plan are made in one lump sum. In contemplation of the Merger, the Company's Board of Directors approved an increase in the severance percentages applicable to John P. Frazee, Jr., Mark
A. Knickrehm, Edward W. Mullinix, Jr., Lynn A. Bace and up to one other officer from 200% to 300% of their annual salary and annual target bonus compensation, in the fourth quarter of 1999. PageNet has since decided that Julian Castelli is the other officer who would receive severance payments at the 300% level.

COMPENSATION OF DIRECTORS

     Directors that are also full-time officers of the Company do not receive any additional compensation for serving on the board or its committees. Directors who are not full-time officers receive an annual retainer of $20,000, plus $1,500 for each meeting they attend in person, $1,000 for each teleconference meeting in which they participate, and reimbursement for traveling costs and other out-of-pocket expenses incurred. Directors who serve on one or more committees receive $5,000 per year for their service. Directors who serve as a chairman of one or more of these committees receive an additional $5,000 per year.

     In addition, pursuant to the Company's 1992 Director Compensation Plan, each non-employee director is granted an option to purchase 45,000 shares of the Company common stock. The exercise price is fair market value on the date of grant. The options vest in five equal annual installments so long as the person remains a director of the Company. In addition to these initial grants, subsequent grants to purchase an additional 45,000 shares are made to each director on the date that the options granted to such director under the 1992 Director Compensation Plan become fully exercisable. The exercise price for these options is also the fair market value on the date of the grant. These option vest in five equal annual installments so long as the person remains a director of the Company.

     The 1992 Director Compensation Plan also allows a director to waive his or her right to the cash retainer and meeting fees and in lieu thereof:

     o receive the number of shares of the Company common stock equal to the dollar amount of the annual retainer, meeting and other fees due for such year;

     o defer receipt of all compensation until a designated future date, and invest such compensation in an interest-bearing account; or

     o defer receipt of all compensation until a designated future date, and invest such compensation in a phantom stock account whose value will increase and decrease with the value of the Company's stock.


     A director who elects to defer receipt of his or her cash retainer and meeting fees and invest such compensation in a phantom stock plan will be credited with share units, of which one share unit is equivalent to a share of Company common stock. The number of share units deposited in a director's deferred compensation account is equal to the amount of compensation deferred divided by the then current trading price of Company common stock. Although no actual shares of Company common stock are transferred into the director's deferred compensation account, the value of the director's share units equal the trading price of the Company's common stock from time to time. Directors elect the form, method and timing of the distribution of the deferred compensation. Directors may elect to receive distributions of the amounts credited with share units in the form of cash, shares of Company common stock, or in any combination of cash and shares of Company common stock.

     In 1998, each director waived his rights to cash payments and elected to receive deferred shares of Company common stock. Messrs. Alberding, Buerger, Fernandes, and Llewellyn elected to defer their compensation to phantom stock units in 1999. Messrs. Cunningham and Miller elected to receive their 1999 compensation in cash. All directors have elected to receive their 2000 compensation in cash.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during 1999 consisted of Messrs. Llewellyn (Chairman), Cunningham, Fernandes, and Miller, none of whom is a former or current officer or employee of the Company or any of its subsidiaries. There were no interlocks or relationships requiring disclosure under applicable SEC rules.


COMPENSATION COMMITTEE REPORT

     The members of the Compensation Committee for 1999, Messrs. Llewellyn, Cunningham, Fernandes, and Miller, present their report on executive compensation.

     Compensation Philosophy and Objectives. The guiding principle considered in the development and administration of annual and long-term compensation plans is to align the interests of executive management with those of the Company's four constituencies: its shareowners, its customers, its employees, and the communities it serves. The key elements that underscore this principle are the following:

     1. Establishing compensation plans which deliver cash compensation that is commensurate with the Company's performance relative to operating, financial and strategic objectives, all of which are regularly reviewed and approved by the Compensation Committee and the Board of Directors;

     2. Providing significant equity-based incentives for executives to ensure that they are motivated over the long term to respond to the Company's business challenges and opportunities as owners as well as employees;

     3. Establishing criteria for determination of annual cash compensation awards which appropriately balance financial performance, customer service levels, community service, and leadership and management development; and

     4. Establishing total cash compensation targets above market averages to ensure the Company's ability to attract and retain world-class executive talent.

     Bonuses may be granted to certain executives of the Company solely within the discretion of the Compensation Committee and the Board of Directors. The Company's bonus plan rewards executives for both overall Company performance and the executive's individual performance in serving the Company's four constituencies.

     The Company's long-term incentive program consists of stock options granted pursuant to the 1991 Stock Option Plan. The stock option grants historically have been made at the fair market value of the Common Stock on the date of grant and become exercisable over a period of years. Through grants under the 1991 Stock Option Plan, executives receive significant equity opportunity that provides an incentive to build long-term shareowner value.

     1999. For 1999, the executive compensation program consisted of base salary, a bonus plan based on the factors described above and stock options that generally become exercisable over a period of time from the date of grant.

     The compensation program was highly dependent upon bonus payouts. Based on the Company's performance and results of operations during 1999 the Company did not make bonus payouts to the executive officers.

     Mr. Frazee was hired as Chairman, President and Chief Executive Officer effective August 4, 1997. Mr. Frazee's compensation package, including his stock options and bonus opportunity, was negotiated with him at the time of his hiring on the basis of his previous compensation and competitive factors at the time. Consistent with the Company's policy as to other executives, no bonus was paid for 1999. Stock options were granted to him along with other executives.

     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation would not be subject to the deduction limit if certain requirements were met. The Company believes that options granted under its stock option plans are exempt from the limitations and that other compensation expected to be paid during 2000 will be below the compensation limitations.

     Option Vesting Upon Sale of the Company. As described in footnote 1 to the table entitled "Option Grants in 1999" on page 52, under certain circumstances all options, including those granted to the five most highly compensated executive officers of the Company, become immediately vested and exercisable in full in the event of certain mergers or acquisitions or a sale of all or substantially all of the Company's assets or capital stock.

     Summary. The Company's philosophy is that total compensation programs for its Chief Executive Officer and other executives should be established by the same process used for its other salaried employees, except that: (1) executives should have a greater portion of their compensation at risk than other employees, (2) a large portion of executive compensation should be tied directly to the performance of the business, and (3) executives should share in the same risks and rewards as do shareowners of the Company.

     We, the members of the Compensation Committee of the Board, believe that the Company's compensation practices have been successful in retaining and motivating qualified executives. We will continue to monitor the effectiveness and appropriateness of each of the components to reflect changes in the business environment.


                                       JOHN S. LLEWELLYN, JR., Chairman
                                       JEFFREY  M. CUNNINGHAM
                                       GARY J. FERNANDES
                                       ROBERT J. MILLER

CORPORATE PERFORMANCE GRAPH

     Set forth below is a line graph comparing (i) the yearly percentage change in the cumulative total shareowner return on the Company's Common Stock, with
(ii) the cumulative total return of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Telecommunications Stock Index for the period beginning December 31, 1994 and ended December 31, 1999. The comparison assumes $100 was invested on December 31, 1994 in the Company's Common Stock and in each of the indices and assumes reinvestment of dividends.

                         [CORPORATE PERFORMANCE GRAPH]

                                   12/30/94      12/29/95      12/31/96      12/30/97      12/31/98      12/31/99
                                   --------      --------      --------      --------      --------      --------
Company Index                       $100.0        $143.4        $ 89.7        $ 63.2        $ 27.6        $  4.8
                                   --------      --------      --------      --------      --------      --------
Market Index (Nasdaq)               $100.0        $139.9        $171.7        $208.8        $291.6        $541.2
                                   --------      --------      --------      --------      --------      --------
Peer Index (Nasdaq Telecomm)        $100.0        $134.2        $139.0        $197.4        $322.6        $663.9
                                   --------      --------      --------      --------      --------      --------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

THE COMPANY'S PRINCIPAL STOCKHOLDERS

     The following table sets forth information on the beneficial ownership of the Company's common stock as of April 25, 2000 by:

     o each person who is known by the Company to beneficially own more than 5% of its outstanding shares of common stock;

     o    each current director of the Company;

     o the Company's chief executive officer and the other named executive officers of the Company; and

     o all of the Company 's current executive officers and directors as a group.

                                                 NUMBER OF SHARES AND
                                                 NATURE OF BENEFICIAL      PERCENT OF
NAME                                                 OWNERSHIP(1)        COMMON STOCK(2)
----                                                 ------------        ---------------

Wellington Management Company, LLP ..........        9,711,400(3)              9.3%
  75 State Street, Boston, MA 02109
Richard C. Alberding ........................           47,307(4)              *
Lynn A. Bace ................................          151,000(5)              *
Hermann Buerger .............................           50,810(6)              *
Jeffrey M. Cunningham .......................           27,000(7)              *
Gary J. Fernandes ...........................           18,000(8)              *
John P. Frazee, Jr. .........................          952,760(9)              *
Mark A. Knickrehm ...........................          246,000(10)             *
John S. Llewellyn, Jr. ......................           27,437(11)             *
Robert J. Miller ............................           18,000(12)             *
Edward W. Mullinix, Jr. .....................          247,000(13)             *
William G. Scott ............................          113,368(14)             *
All executive officers and directors as a
  group (18 persons) ........................        2,295,777(15)             2.2%

----------

*    Less than 1%

(1) Unless otherwise indicated, each person has sole voting and investment power over the shares listed. These numbers include options vested and exercisable as of April 25, 2000 or within 60 days after such date.

(2) The total number of shares of the Company common stock outstanding as of April 25, 2000 is 104,242,067.

(3) Information has been obtained from the Form 13G filed by Wellington Management Company, LLP on February 10, 2000. Wellington, in its capacity as investment advisor, may be deemed to beneficially own the shares of PageNet common stock which are held of record by clients of Wellington. Wellington has shared voting power and shared investment discretion with Wellington Trust Company, NA for 6,427,100 shares and 9,711,400 shares, respectively.

(4) Includes 45,000 shares subject to options that are vested and exercisable within 60 days.

(5) Includes 146,000 shares subject to options that are vested and exercisable within 60 days.

(6) Includes 27,000 shares subject to options that are vested and exercisable within 60 days.

(7) Includes 27,000 shares subject to options that are vested and exercisable within 60 days.

(8) Includes 18,000 shares subject to options that are vested and exercisable within 60 days.

(9) Includes 829,600 shares subject to options that are vested and exercisable within 60 days.

(10) Includes 246,000 shares subject to options that are vested and exercisable within 60 days.

(11) Includes 27,000 shares subject to options that are vested and exercisable within 60 days.

(12) Includes 18,000 shares subject to options that are vested and exercisable within 60 days.

(13) Includes 246,000 shares subject to options that are vested and exercisable within 60 days.

(14) Includes 105,464 shares subject to options that are vested and exercisable within 60 days.

(15) Includes 2,134,553 shares subject to options that are vested and exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

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

(b)  Reports on Form 8-K.

     On November 17, 1999, the Company filed a Current Report on Form 8-K dated November 7, 1999, disclosing that it had entered into a merger agreement where the Company will be merged with Arch Communications Group, Inc., and disclosing that the Company had amended its Rights Agreement making it inapplicable to the merger.

     On December 17, 1999, the Company filed a Current Report on Form 8-K dated December 16, 1999, disclosing that it had received notification from the Nasdaq Stock Market that its common stock would be delisted from the Nasdaq National Market, effective December 22, 1999, due to the Company's failure to maintain compliance with Nasdaq's alternative listing Maintenance Standards.

                              PAGING NETWORK, INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                                  [ITEM 14(a)]


                                                                                                                     PAGE
                                                                                                                     ----

Report of Independent Auditors                                                                                        27
Consolidated Balance Sheets as of December 31, 1999 and 1998                                                          29
For each of the three years in the period ended December 31, 1999:
     Consolidated Statements of Operations                                                                            28
     Consolidated Statements of Cash Flows                                                                            30
     Consolidated Statements of Shareowners' Deficit                                                                  31
Notes to Consolidated Financial Statements                                                                            32
Consolidated financial statement schedule for each of the
three years in the period ended December 31, 1999:
       II - Valuation and qualifying accounts                                                                         62
Report of Independent Auditors                                                                                        63

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEAR ENDED DECEMBER 31, 1997, 1998, AND 1999
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                               BALANCE AT     CHARGED TO     DEDUCTIONS
                                               BEGINNING      COSTS AND      AND OTHER      BALANCE AT
                                               OF PERIOD      EXPENSES      ADJUSTMENTS    END OF PERIOD
                                               ---------      --------      -----------    -------------

Allowance for doubtful accounts:
       1997                                     $ 4,994        $18,343        $16,667        $ 6,670
       1998                                       6,670         20,516         16,067         11,119
       1999                                      11,119         28,189         21,909         17,399

Reserve for unrecoverable subscriber devices:
       1997                                     $ 2,420        $ 4,184        $ 4,064        $ 2,540
       1998                                       2,540          5,193          3,411          4,322
       1999                                       4,322          5,592          7,107          2,807

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareowners
Paging Network, Inc.

We have audited the consolidated financial statements of Paging Network, Inc. as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated May 3, 2000. Our audits also included Schedule II - Valuation and Qualifying Accounts. This
schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company's ability to continue as a going concern.


                                                               ERNST & YOUNG LLP


Dallas, Texas
May 3, 2000

                              PAGING NETWORK, INC.
                                INDEX TO EXHIBITS
                                  [ITEM 14(a)]

   EXHIBIT
   NUMBER                                       DESCRIPTION
   ------                                       -----------
     3.1             Restated Certificate of Incorporation of the Registrant, as amended (1)

     3.3             By-laws of the Registrant, as amended (8)

     4.1             Articles Sixth, Seventh, Eighth, Twelfth, and Thirteenth of the Restated
                     Certificate of Incorporation of the Registrant, as amended (1)

     4.2             Articles II, III, and VII and Section 1 of Article VIII of the
                     Registrant's Bylaws, as amended (8)

     4.3             Form of Indenture (2)

     4.4             Shareholder Rights Agreement (3)

     4.5             First Amendment to the Shareholder Rights Agreement (8)

     4.6             Second Amendment to the Shareholder Rights Agreement (10)

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

    10.4             Form of Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

    10.5             Form of Indemnification Agreement executed by recipients of options granted under the 1991 Stock Option Plan (1)

    10.6             Form of First Amendment to Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

    10.7             Form of First Amendment to Management Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

    10.8             Second Amended and Restated Credit Agreement dated as of June 5, 1996, among the Registrant, NationsBank of Texas, N.A., Toronto Dominion
                     (Texas), Inc., The First National Bank of Boston, Chase Securities Inc,
                     and certain other lenders (4)

    10.9             1997 Restricted Stock Plan, as approved by shareowners on May 22, 1997
                     (5)

   10.10             Employment Agreement dated as of August 4, 1997 among the Registrant and
                     John P. Frazee, Jr. (6)

   EXHIBIT
   NUMBER                                       DESCRIPTION
   ------                                       -----------
    10.11            1992 Director Compensation Plan, as amended and restated on April 22,
                     1998 (7)

    10.12            Amended and Restated 1991 Stock Option Plan, as approved by shareowners on May 21, 1998 (7)

    10.13            Forms of Stock Option Agreement executed by recipients of options granted under the 1991 Stock Option Plan (8)

    10.14            Employee Stock Purchase Plan, as amended on December 16, 1998 (8)

    10.15            Severance Pay Plan dated as of January 20, 1999 (8)

    10.16            Amendment to Severance Pay Plan dated as of December 9,
                     1999 (13)

    10.17            Form of Stock Option Agreement executed by recipients of options granted under the 1992 Director Compensation Plan (8)

    10.18            Amended and Restated Loan Agreement dated August 5, 1999 among Paging
                     Network of Canada Inc., The Toronto-Dominion Bank, Canadian Imperial
                     Bank of Commerce, National Bank of Canada, and such other financial institutions as become banks (9)

    10.19            Amended and Restated Loan Agreement dated August 5, 1999 among Madison
                     Telecommunications Holdings, Inc., The Toronto-Dominion Bank, Canadian
                     Imperial Bank of Commerce, National Bank of Canada, and such other financial institutions as become banks (9)

    10.20            Agreement and Plan of Merger, dated as of November 7, 1999, by and among the Registrant, Arch Communications Group, Inc., and St. Louis
                     Acquisition Corp. (11)

    10.21            Amendment to Agreement and Plan of Merger, dated as of January 7, 2000, by and among the Registrant, Arch Communications Group, Inc., and St.
                     Louis Acquisition Corp. (12)

     12.1            Ratio of Earnings to Fixed Charges for the years ended December 31,
                     1995, 1996, 1997, 1998, and 1999 (13)

     21.1            List of the Registrant's Subsidiaries (13)

     23.1            Consent of Independent Auditors (13)

     27.1            Financial Data Schedule (13)

                     -----------------------------------------------------------
                     (1) Previously filed as an exhibit to Registration Statement No. 33-42253 on Form S-1 and incorporated herein by reference.

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

                     -----------------------------------------------------------

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

                     (10) Previously filed as an exhibit to the Registrant's
                          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

                     (11) Previously filed as an exhibit to the Registrant's
                          Report on Form 8-K on November 17, 1999.

                     (12) Previously filed as an exhibit to the Registrant's
                          Report on Form 8-K on January 20, 2000.

                     (13) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PAGING NETWORK, INC.



Date:  May 3, 2000                  By: /s/ John P. Frazee, Jr.
                                       ----------------------------------------
                                            John P. Frazee, Jr.
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

Date: May 3, 2000                   By: /s/ Julian B. Castelli
                                        ----------------------------------------
                                            Julian B. Castelli
                                            Senior Vice President and
                                            Chief Financial Officer (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


                                   PAGING NETWORK, INC.


Date: May 3, 2000                  By: /s/ John P. Frazee, Jr.
                                       -----------------------------------------
                                           John P. Frazee, Jr.,
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer, and Director

Date: May 3, 2000                  By: /s/ Richard C. Alberding
                                       -----------------------------------------
                                           Richard C. Alberding, Director

Date: May 3, 2000                  By: /s/ Hermann Buerger
                                       -----------------------------------------
                                           Hermann Buerger, Director

Date: May 3, 2000                  By: /s/ Jeffrey M. Cunningham
                                       -----------------------------------------
                                           Jeffrey M. Cunningham, Director

Date: May 3, 2000                  By: /s/ Gary J. Fernandes
                                       -----------------------------------------
                                           Gary J. Fernandes, Director

Date: May 3, 2000                  By: /s/ John S. Llewellyn, Jr.
                                       -----------------------------------------
                                           John S. Llewellyn, Jr., Director

Date: May 3, 2000                  By: /s/ Robert J. Miller
                                       -----------------------------------------
                                           Robert J. Miller, Director

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                                       DESCRIPTION
   ------                                       -----------
     3.1             Restated Certificate of Incorporation of the Registrant, as amended (1)

     3.3             By-laws of the Registrant, as amended (8)

     4.1             Articles Sixth, Seventh, Eighth, Twelfth, and Thirteenth of the Restated
                     Certificate of Incorporation of the Registrant, as amended (1)

     4.2             Articles II, III, and VII and Section 1 of Article VIII of the
                     Registrant's Bylaws, as amended (8)

     4.3             Form of Indenture (2)

     4.4             Shareholder Rights Agreement (3)

     4.5             First Amendment to the Shareholder Rights Agreement (8)

     4.6             Second Amendment to the Shareholder Rights Agreement (10)

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

    10.4             Form of Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

    10.5             Form of Indemnification Agreement executed by recipients of options granted under the 1991 Stock Option Plan (1)

    10.6             Form of First Amendment to Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

    10.7             Form of First Amendment to Management Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

    10.8             Second Amended and Restated Credit Agreement dated as of June 5, 1996, among the Registrant, NationsBank of Texas, N.A., Toronto Dominion
                     (Texas), Inc., The First National Bank of Boston, Chase Securities Inc,
                     and certain other lenders (4)

    10.9             1997 Restricted Stock Plan, as approved by shareowners on May 22, 1997
                     (5)

   10.10             Employment Agreement dated as of August 4, 1997 among the Registrant and
                     John P. Frazee, Jr. (6)

   EXHIBIT
   NUMBER                                       DESCRIPTION
   ------                                       -----------
    10.11            1992 Director Compensation Plan, as amended and restated on April 22,
                     1998 (7)

    10.12            Amended and Restated 1991 Stock Option Plan, as approved by shareowners on May 21, 1998 (7)

    10.13            Forms of Stock Option Agreement executed by recipients of options granted under the 1991 Stock Option Plan (8)

    10.14            Employee Stock Purchase Plan, as amended on December 16, 1998 (8)

    10.15            Severance Pay Plan dated as of January 20, 1999 (8)

    10.16            Amendment to Severance Pay Plan dated as of December 9, 1999 (13)

    10.17            Form of Stock Option Agreement executed by recipients of options granted under the 1992 Director Compensation Plan (8)

    10.18            Amended and Restated Loan Agreement dated August 5, 1999 among Paging
                     Network of Canada Inc., The Toronto-Dominion Bank, Canadian Imperial
                     Bank of Commerce, National Bank of Canada, and such other financial institutions as become banks (9)

    10.19            Amended and Restated Loan Agreement dated August 5, 1999 among Madison
                     Telecommunications Holdings, Inc., The Toronto-Dominion Bank, Canadian
                     Imperial Bank of Commerce, National Bank of Canada, and such other financial institutions as become banks (9)

    10.20            Agreement and Plan of Merger, dated as of November 7, 1999, by and among the Registrant, Arch Communications Group, Inc., and St. Louis
                     Acquisition Corp. (11)

    10.21            Amendment to Agreement and Plan of Merger, dated as of January 7, 2000, by and among the Registrant, Arch Communications Group, Inc., and St.
                     Louis Acquisition Corp. (12)

     12.1            Ratio of Earnings to Fixed Charges for the years ended December 31,
                     1995, 1996, 1997, 1998, and 1999 (13)

     21.1            List of the Registrant's Subsidiaries (13)

     23.1            Consent of Independent Auditors (13)

     27.1            Financial Data Schedule (13)

                     -----------------------------------------------------------
                     (1) Previously filed as an exhibit to Registration Statement No. 33-42253 on Form S-1 and incorporated herein by reference.

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

                     -----------------------------------------------------------

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

                     (10) Previously filed as an exhibit to the Registrant's
                          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

                     (11) Previously filed as an exhibit to the Registrant's
                          Report on Form 8-K on November 17, 1999.

                     (12) Previously filed as an exhibit to the Registrant's
                          Report on Form 8-K on January 20, 2000.

                     (13) Filed herewith.