Form 10-Q
period 2000-03-31
PAGING NETWORK INC
filed 2000-06-05
CIK 878324

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                Yes                                    No  X
                   -----                                 -----

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

               Title                     Shares Outstanding as of May 25, 2000
    -----------------------------        -------------------------------------
    Common Stock, $ .01 par value                     104,242,567


The Company's Common Stock is publicly traded on the Nasdaq SmallCap Market under the symbol "PAGEE".



================================================================================

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.


                          Index to Financial Statements

                                                                                                 PAGE
                                                                                                 ----

Consolidated Balance Sheets as of
     December 31, 1999 and March 31, 2000 (Unaudited)............................................  3

Consolidated Statements of Operations
     for the Three Months Ended March 31, 1999 and 2000 (Unaudited)..............................  4

Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1999 and 2000 (Unaudited)..............................  5

Notes to Consolidated Financial Statements.......................................................  6

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                   (Unaudited)

                                                                                         DECEMBER 31,        MARCH 31,
                                                                                             1999              2000
                                                                                         ------------      ------------
ASSETS

Current assets:
     Cash and cash equivalents .....................................................     $     32,144      $     43,029
     Accounts receivable, less allowance
          for doubtful accounts ....................................................           84,476            99,365
     Inventories ...................................................................            8,687             6,577
     Prepaid expenses and other assets .............................................            5,623            13,450
                                                                                         ------------      ------------
          Total current assets .....................................................          130,930           162,421

Property, equipment, and leasehold improvements, at cost ...........................        1,451,761         1,419,705
     Less accumulated depreciation .................................................         (684,648)         (706,572)
                                                                                         ------------      ------------
          Net property, equipment, and leasehold improvements ......................          767,113           713,133

Other non-current assets, at cost ..................................................          609,014           609,683
     Less accumulated amortization .................................................          (84,497)          (89,841)
                                                                                         ------------      ------------
          Net other non-current assets .............................................          524,517           519,842
                                                                                         ------------      ------------
                                                                                         $  1,422,560      $  1,395,396
                                                                                         ============      ============
LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
     Long-term debt in default .....................................................     $  1,945,000      $  1,945,000
     Accounts payable ..............................................................           80,889            73,232
     Accrued expenses ..............................................................           50,146            43,482
     Accrued interest ..............................................................           42,532            72,322
     Customer deposits .............................................................           15,927            14,953
     Deferred revenue ..............................................................           19,778            25,102
                                                                                         ------------      ------------
          Total current liabilities ................................................        2,154,272         2,174,091
                                                                                         ------------      ------------

Long-term obligations, non-current portion .........................................           58,127            59,753

Commitments and contingencies ......................................................               --                --

Shareowners' deficit:
 Common Stock - $.01 par, authorized 250,000,000 shares; 103,960,240 and
    104,232,567 shares issued and outstanding as of December 31, 1999 and
    March 31, 2000, respectively ...................................................            1,040             1,042
 Paid-in capital ...................................................................          134,161           134,719
 Accumulated other comprehensive income ............................................              745               804
 Accumulated deficit ...............................................................         (925,785)         (975,013)
                                                                                         ------------      ------------
          Total shareowners' deficit ...............................................         (789,839)         (838,448)
                                                                                         ------------      ------------
                                                                                         $  1,422,560      $  1,395,396
                                                                                         ============      ============

                             See accompanying notes

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       --------------------------
                                                          1999            2000
                                                       ----------      ----------

Services, rent and maintenance revenues ..........     $  241,868      $  211,273
Product sales ....................................         21,692          24,364
                                                       ----------      ----------
     Total revenues ..............................        263,560         235,637
Cost of products sold ............................        (16,177)        (13,193)
                                                       ----------      ----------
                                                          247,383         222,444
Operating expenses:
     Services, rent and maintenance ..............         66,890          62,699
     Selling .....................................         24,030          20,101
     General and administrative ..................         88,290          79,770
     Depreciation and amortization ...............         66,880          62,837
     Provision for asset impairment ..............         17,798              --
                                                       ----------      ----------
          Total operating expenses ...............        263,888         225,407
                                                       ----------      ----------

Operating loss ...................................        (16,505)         (2,963)

Other income (expense):
     Interest expense ............................        (36,031)        (46,355)
     Interest income .............................            590             114
     Other non-operating income (expense) ........            188             (24)
                                                       ----------      ----------
          Total other expense ....................        (35,253)        (46,265)
                                                       ----------      ----------

Loss before cumulative effect of a change in
     accounting principle ........................        (51,758)        (49,228)
Cumulative effect of a change in accounting
     principle ...................................        (37,446)             --
                                                       ----------      ----------

Net loss .........................................     $  (89,204)     $  (49,228)
                                                       ==========      ==========

Net loss per share (basic and diluted):
Loss before cumulative effect of a change in
     principle accounting ........................     $    (0.50)     $    (0.47)
Cumulative effect of a change in accounting
     principle ...................................          (0.36)             --
                                                       ----------      ----------

Net loss per share ...............................     $    (0.86)     $    (0.47)
                                                       ==========      ==========



                             See accompanying notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   1999            2000
                                                                                ----------      ----------

Operating activities:
     Net loss .............................................................     $  (89,204)     $  (49,228)
          Adjustments to reconcile net loss to net cash provided
           by operating activities:
                 Provision for asset impairment ...........................         17,798              --
                 Cumulative effect of a change in accounting principle ....         37,446              --
                 Depreciation .............................................         63,116          58,609
                 Amortization .............................................          3,764           4,228
                 Provision for doubtful accounts ..........................          6,006           5,490
                 Amortization of debt issuance costs ......................          1,117           1,152
                 Other ....................................................           (188)             24

     Changes in operating assets and liabilities:
                 Accounts receivable ......................................          5,744         (20,379)
                 Inventories ..............................................         (6,258)          2,110
                 Prepaid expenses and other assets ........................          1,471          (7,827)
                 Accounts payable .........................................         35,376          (7,657)
                 Accrued expenses and accrued interest ....................        (15,661)         23,102
                 Accrued restructuring costs ..............................           (140)             --
                 Customer deposits and deferred revenue ...................            378           4,350
                                                                                ----------      ----------
Net cash provided by operating activities .................................         60,765          13,974
                                                                                ----------      ----------

Investing activities:
   Capital expenditures ...................................................        (98,410)         (4,778)
   Payments for spectrum licenses .........................................           (575)             --
   Restricted cash invested in money market instruments ...................             --            (617)
   Other, net .............................................................           (646)            603
                                                                                ----------      ----------
Net cash used in investing activities .....................................        (99,631)         (4,792)
                                                                                ----------      ----------

Financing activities:
   Borrowings of long-term obligations ....................................         92,146           1,843
   Repayments of long-term obligations ....................................        (39,979)           (700)
   Proceeds from exercise of stock options ................................          1,201             560
                                                                                ----------      ----------
Net cash provided by financing activities .................................         53,368           1,703
                                                                                ----------      ----------

Net increase in cash and cash equivalents .................................         14,502          10,885
Cash and cash equivalents at beginning of period ..........................          3,077          32,144
                                                                                ----------      ----------
Cash and cash equivalents at end of period ................................     $   17,579      $   43,029
                                                                                ==========      ==========



                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

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

     The Merger Agreement requires 97.5% acceptance by the holders of the Notes and affirmative votes of a majority of the Company's and Arch's stockholders to complete the Merger. Consent of the lenders under the Company's revolving credit facility (the Credit Agreement) is also required. The Merger Agreement also provides for the Company to file a "pre-packaged" Chapter 11 reorganization plan if the level of acceptances from the holders of the Notes is below 97.5%, but greater than 66 2/3% in amount and 50% in number required under the Bankruptcy Code for the noteholder class to accept the "pre-packaged" Chapter 11 reorganization plan. If the Merger Agreement is terminated after one party pursues an alternative offer, a plan of reorganization of the Company other than the one contemplated in the Merger Agreement is filed by the Company and/or confirmed by a bankruptcy court, or under other specified circumstances, either the Company or Arch may be required to pay a termination fee of $40 million.

     Consummation of the Merger is subject to customary regulatory review, certain third-party consents, including the Company's lenders, and the approvals noted above. The Company has received approval from the Department of Justice and the Federal Communications Commission to proceed with the Merger, and anticipates completing the Merger during the third quarter of 2000.


2.   LIQUIDITY AND GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $157 million, $162 million, and $299 million during the years ended December 31, 1997, 1998, and 1999, respectively, and $49 million during the three months ended March 31, 2000. The Company's deteriorating financial results and liquidity have caused it to be in default of the covenants of all of its domestic debt agreements. On February 2, 2000, the Company failed to make the semi-annual interest payments on its 8.875% senior subordinated notes due 2006 (8.875% Notes) and its 10.125% senior subordinated notes due 2007 (10.125% Notes). As of March 2, 2000, the non-payment of interest constituted a default under the indentures of the 8.875% Notes and the 10.125% Notes. On April 17, 2000, the Company failed to make the semi-annual interest payment on its 10% senior subordinated notes due 2008 (10% Notes). As a result of these defaults, the holders of the Notes could demand at any time that the Company immediately pay $1.2 billion of outstanding Notes in full. Should this happen, the Company would be forced to immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

     The Company is also in default of several of the financial and other covenants of the Credit Agreement. As a result of these defaults, the lenders under the Credit Agreement could demand at any time that the Company immediately pay the $745 million outstanding under the Credit Agreement in full. Should this happen, the Company would immediately file for protection under Chapter 11.

     The Company is prohibited from additional borrowings and has classified all of its outstanding indebtedness under the Credit Agreement and the Notes as a current liability as of December 31, 1999 and March 31, 2000, respectively. As of May 30, 2000, the Company has approximately $68 million in cash. The Company believes that this cash, plus the cash expected to be generated from operations, is sufficient to meet its obligations, except for the cash interest payments due under the Notes, into the third quarter of 2000. However, if the Company's financial results continue to deteriorate, it may not have sufficient cash to meet such obligations through the third quarter of 2000. As discussed below, the Company is considering alternatives to ensure that it has sufficient liquidity through the completion of the Merger. However, there can be no assurance that the Company's efforts to ensure that it has adequate liquidity will be timely or successful or that the Merger will be completed. As a result, the Company may have to reduce the level of its operations and/or file for protection under Chapter 11 to complete the Merger and/or restructure its obligations. The Company is negotiating a debtor-in-possession loan facility with its lenders to be made available in the event it commences a Chapter 11 case. Filing for bankruptcy would have a material impact on the Company's results of operations and financial position. In addition, if the Merger is not completed, the Company will likely incur significant charges for asset impairments and restructuring its obligations. The accompanying financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company file for protection under Chapter 11 and/or be unable to continue as a going concern.

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

3.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, except for the cumulative effect of a change in accounting principle discussed in Note 4 and the provision for asset impairment discussed in Note 5, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet as of December 31, 1999, has been derived from the audited financial statements as of that date. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

4.   ACCOUNTING CHANGES

     The Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), effective January 1, 1999. SOP 98-5 requires the expensing of all start-up costs as incurred, as well as writing off the remaining unamortized balance of capitalized start-up costs at the date of adoption of SOP 98-5. The impact of the Company's adoption of SOP 98-5 was a charge of $37 million representing the cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999.

     Effective April 1, 1999, the Company changed the depreciable lives for its subscriber devices and certain network equipment. The Company changed the depreciable lives of its subscriber devices from three years to two years and the depreciable life of certain of its network equipment from seven years to ten years. The changes resulted from a review by the Company of the historical usage periods of its subscriber devices and its network equipment and the Company's expectations regarding future usage periods for subscriber devices considering current and projected technological advances. The Company has determined that the appropriate useful life of its subscriber devices is two years as a result of technological advances, customer desire for new pager technology, and the Company's decreasing ability to redeploy older pager models. As a result of these changes, the net loss decreased by $5 million, or $0.05 per share (basic and diluted), during the three months ended March 31, 2000.

5.   PROVISION FOR ASSET IMPAIRMENT

     During the first quarter of 1999, the Company made the decision to narrow its focus to its North American operations and, as a result, made the decision to sell or otherwise dispose of its operations in Spain. During the third quarter of 1999, all operations of the Company's majority-owned Spanish subsidiaries were ceased. The Company's interest in its Spanish subsidiaries was sold in the first quarter of 2000 for minimal proceeds. As a result of the Company's decision to sell or otherwise dispose of its Spanish subsidiaries, the Company recorded a provision of $18 million during the year ended December 31, 1999, for the impairment of the assets of the Company's majority-owned subsidiaries, the effect of which was to write-off the Company's net investment in its Spanish subsidiaries. The amount of the provision was based on the Company's estimate of the value of its net investment in the Spanish subsidiaries, which did not materially differ from the proceeds received upon the sale of the subsidiaries in the first quarter of 2000. No cash costs have been incurred or are expected as a result of the provision for the impairment of the assets of the Company's Spanish subsidiaries, and no additional charges are expected to be required.

6.   INCOME TAXES

     For the three months ended March 31, 1999 and 2000, the Company had no provision or benefit for income taxes because of the Company's inability to benefit from its net operating losses.

7.   COMMON STOCK AND NET LOSS PER SHARE

     Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three months ended March 31, 1999 and 2000, were 104 million. The average number of options to purchase shares of the Company's Common Stock during the three months ended March 31, 1999 was 9 million, at exercise prices ranging from $2.73 per share to $25.50 per share. The average number of options to purchase shares of the Company's Common Stock during the three months ended March 31, 2000, was 10 million, at exercise prices ranging from $0.81 per share to $17.13 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive.

     On May 17, 2000, in anticipation of the Company's merger with Arch, the Board of Directors of the Company approved the suspension of all stock option grants as of June 15, 2000.

     The Company has 275 million authorized shares, of which 250 million are Common Stock and 25 million are preferred stock. As of March 31, 2000, there were no preferred shares issued or outstanding.

8.   COMPREHENSIVE LOSS

     Comprehensive loss for the three months ended March 31, 1999 and 2000, is as follows (in thousands):

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                            --------------------------
                                                               1999            2000
                                                            ----------      ----------

          Net loss ....................................     $  (89,204)     $  (49,228)
          Foreign currency translation adjustments ....           (841)             59
                                                            ----------      ----------
           Total comprehensive loss ...................     $  (90,045)     $  (49,169)
                                                            ==========      ==========

9.   STATEMENT OF CASH FLOWS INFORMATION

     Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of March 31, 2000, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the three months ended March 31, 1999 and 2000, were approximately $39 million and $15 million, respectively, net of interest capitalized during the three months ended March 31, 1999 and 2000 of $6 million and $1 million, respectively. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 1999 and 2000.

10.  SEGMENT INFORMATION

     The Company has two reportable segments, traditional paging operations and advanced messaging operations. The Company's basis for the segments relates to the types of products and services each segment provides. The traditional paging segment includes the traditional display and alphanumeric services, which are basic one-way services, and 1 1/2-way paging services. The advanced messaging segment consists of the Company's new 2-way wireless messaging services, VoiceNow service, and the operations of Vast, which include wireless integration products and wireless software development and sales.

     The following table presents certain information related to the Company's business segments for the three months ended March 31, 1999 and 2000.

                                                THREE MONTHS
                                               ENDED MARCH 31,
                                      ---------------------------------
                                          1999                 2000
                                      ------------         ------------
 Total Revenues:
       Traditional Paging(1) ....     $    260,666         $    228,485
       Advanced Messaging .......            2,894                7,152
                                      ------------         ------------
                                      $    263,560         $    235,637
                                      ============         ============
Operating loss:
       Traditional Paging(1) ....     $     (7,721)(2)     $     13,101
       Advanced Messaging .......           (8,784)             (16,064)
                                      ------------         ------------
                                      $    (16,505)        $     (2,963)
                                      ============         ============
Adjusted EBITDA (3):
       Traditional Paging(1) ....     $     76,351         $     67,348
       Advanced Messaging .......           (8,178)              (7,474)
                                      ------------         ------------
                                      $     68,173         $     59,874
                                      ============         ============



     (1) The international operations of the Company currently consist entirely of traditional paging services and accordingly are included in the Company's traditional paging business segment.

     (2) Operating loss for the traditional paging business segment for the first quarter of 1999 includes a provision for asset impairment of $18 million. See Note 5.

     (3) Adjusted EBITDA, as determined by the Company, does not reflect other non-operating income (expense), provision for asset impairment, and cumulative effect of a change in accounting principle.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The statements contained in this filing which are not historical facts, including but not limited to future capital expenditures, performance and market acceptance of new products and services, impact of Year 2000 issues on the operations of Paging Network, Inc. (the Company), pending distribution of equity interests in Vast (the Vast distribution), the Company's financial condition and ability to continue as a going concern are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual future results to differ materially are competitive pricing pressures, the introduction of products and services by competitors of the Company, the performance of the Company's vendors and independent contractors, third-party Year 2000 remediation plans, the introduction of competing technologies, the performance of the Company's advanced messaging network, acceptance of the Company's products and services in the marketplace, higher than normal employee turnover, impact of the suspension of the restructuring of the Company's domestic operations (the Restructuring), the financial condition of the Company and the uncertainty of additional financing.

     Certain statements in this filing relating to the consummation of a merger of the Company with Arch Communications Group, Inc. (Arch), including statements regarding the rates at which the Company's common stock and senior subordinated notes will be exchanged or converted into shares of the common stock of Arch, the percentage distribution of the Company's interest in a wholly-owned subsidiary to holders of the Company's common stock and senior subordinated notes, and other statements regarding the manner and timing of the merger, are forward-looking in nature and are subject to risks and uncertainties that could cause the actual results to differ materially from those set forth in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the failure to receive the necessary approvals of stockholders, bondholders and lenders of the Company and Arch, the filing of an involuntary bankruptcy proceeding by creditors of the Company or a voluntary bankruptcy proceeding by the Company, the emergence of a competing offer to acquire either the Company or Arch, the material breach of the merger agreement by the Company or Arch, or the failure to satisfy any of the conditions to the closing of the merger.

INTRODUCTION

     The Company is a provider of wireless communications services throughout the United States and in the U.S. Virgin Islands, Puerto Rico, and Canada. The Company provides service in all 50 states and the District of Columbia, including service in the 100 most populated markets in the United States. The Company also owns a minority interest in a wireless communications company in Brazil. During 1999 and early 2000, several significant events have occurred:

o On November 8, 1999, the Company announced a merger with Arch. Under the merger, the Company will become a wholly-owned subsidiary of Arch. Also as part of the merger, up to 80.5% of the Company's advanced wireless data and wireless solutions business will be distributed to the Company's noteholders and stockholders. See discussion under "Merger Agreement."

o The Company's deteriorating financial results and defaults under its debt agreements have resulted in significant liquidity constraints. The report of the Company's independent auditors for the year ended December 31, 1999 expresses substantial doubt about its ability to continue as a going concern. See discussion under "Liquidity and Capital Resources."

o In February and April 2000, the Company failed to make the semi-annual interest payments due under its $1.2 billion of senior subordinated public notes. The Company is also not in compliance with several financial covenants of its domestic revolving credit facility (the Credit Agreement). See discussion under "Liquidity and Capital Resources."

o Units in service with subscribers decreased from approximately 9.0 million units at December 31, 1999, to approximately 8.4 million units at March 31, 2000. Units in service are expected to continue to decline throughout 2000.

o In June 1999, the Company consolidated its initiative to develop advanced services including wireless data and wireless solutions into its wholly-owned subsidiary, Vast. Vast is a development stage company and, since its inception, has been engaged primarily in product research and development and developing markets for its products and services. In the first quarter of 2000, Vast had only $1 million of total revenues and incurred an operating loss of approximately $6 million as a result of these startup activities.

o On April 20, 2000, the Company was notified by Nasdaq of its intention to delist the Company's securities from Nasdaq SmallCap market. The Company has requested a hearing before the Nasdaq Listing Qualifications Panel and delisting has been stayed pending the outcome of the hearing. The hearing occurred on June 1, 2000. The outcome of the hearing is unknown at this time.

 MERGER AGREEMENT

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

     As part of the Merger, the Company intends to distribute up to 80.5% of its interest in Vast, a wholly-owned subsidiary of the Company, to holders of the Notes and the Company's common stock. Holders of the Notes will receive up to a 68.9% interest in Vast, while holders of the Company's common stock will receive up to an 11.6% interest. The remaining interest will be held by the combined company following the Merger.

     The Merger Agreement requires 97.5% acceptance by the holders of the Notes and affirmative votes of a majority of the Company's and Arch's stockholders to complete the Merger. Consent of the lenders under the Company's Credit Agreement is also required. The Merger Agreement also provides for the Company to file a "pre-packaged" Chapter 11 reorganization plan if the level of acceptances from the holders of the Notes is below 97.5%, but greater than 66 2/3% in amount and a majority in number required under the Bankruptcy Code for the noteholder class to accept the "pre-packaged" Chapter 11 reorganization plan.

     Consummation of the Merger is subject to customary regulatory review, certain third-party consents, including the Company's lenders, and the approvals noted above. The Company has received approval from the Department of Justice and the Federal Communications Commission to proceed with the Merger, and anticipates completing the Merger during the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

General

     The Company's deteriorating financial results and liquidity have caused it to be in default of the covenants of all of its domestic debt agreements. On February 2, 2000, the Company failed to make the semi-annual interest payment on its 8.875% senior subordinated notes due 2006 (8.875% Notes), and its 10.125% senior subordinated notes due 2007 (10.125% Notes). As of March 2, 2000, the non-payment of interest constituted a default under the indentures of the 8.875% Notes and the 10.125% Notes. As of April 17, 2000, the Company failed to make the semi-annual interest payment on its 10% senior subordinated notes due 2008 (10% Notes) and does not expect to make additional cash interest payments on any of its Notes. As a result of this default, the Company's bondholders could demand at any time that the Company immediately pay $1.2 billion of its bonds in full. Should this happen, the

Company would immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

      The Company is also in default of several of the financial and other covenants of its Credit Agreement. As a result of these defaults, the lenders under the Credit Agreement could demand at any time that the Company immediately pay the $745 million outstanding under the Credit Agreement in full. Should this happen, the Company would immediately file for protection under Chapter 11.

     The Company is prohibited from additional borrowings and has classified all of its outstanding indebtedness under the Credit Agreement and the Notes as a current liability as of December 31, 1999 and March 31, 2000, respectively. As of May 30, 2000, the Company had approximately $68 million in cash. The Company believes that this cash, plus the cash expected to be generated from operations, is sufficient to meet its obligations, except for the cash interest payments due under the notes, into the third quarter of 2000. However, if the Company's financial results continue to deteriorate, the Company may not have enough cash to meet such obligations through the third quarter of 2000. The Company is considering alternatives to ensure that it has sufficient liquidity through the completion of the Merger. However, there can be no assurance that the Company's efforts to obtain additional liquidity will be timely or successful or that the Merger will be completed. As a result, the Company may have to reduce the level of its operations and/or file for protection under Chapter 11 to complete the Merger and/or restructure its obligations. The Company is negotiating a debtor-in-possession loan facility with its lenders to be made available in the event it commences a Chapter 11 case. Filing for bankruptcy would have a material impact on the Company's results of operations and financial position.

       The Company's deteriorating financial condition and lack of additional liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the holders of the Notes and the lenders under the Credit Agreement and its ability to (i) generate sufficient cash flows to meet its obligations, other than the cash interest payments due under the Notes, on a timely basis, (ii) obtain additional or restructured financing, including potential debtor-in-possession borrowings if the Company is required to file for protection under Chapter 11, (iii) continue to obtain uninterrupted supplies and services from its vendors, and (iv) reduce capital expenditures and operating expenses. The Company is proceeding with these initiatives as well as also proceeding with its plan to complete the Merger described above.

Vast Solutions

     Since the inception of Vast, the Company has funded substantially all of its operations, which are in the development stage. However, as a result of the above described defaults, the Company is prohibited from providing any additional funding to Vast. Of the Company's cash on hand at May 30, 2000, approximately $5 million was held by Vast. Vast believes such cash is sufficient to meet its obligations into the third quarter of 2000. However, without additional financing, Vast may not have sufficient liquidity to meet its obligations through the third quarter of 2000. Vast is currently involved in discussions with third parties regarding potential private equity investments, which, if consummated, would be expected to close simultaneously with the Merger and related Vast distribution. However, there can be no assurance that such efforts will prove successful or that Vast will have adequate liquidity to meet its obligations through the date of the Vast distribution. Furthermore, the financial position and debt defaults of the Company make it difficult for Vast to obtain separate debt or equity financing prior to the completion of the Merger and Vast distribution. As a result, Vast may be required to reduce or cease its current level of development stage operations. Such events would have a material impact on the Company.

Cash Provided by Operating Activities

      Net cash provided by operating activities was $14 million for the three months ended March 31, 2000, compared to $61 million for the three months ended March 31, 1999. The decrease of $47 million from 1999 to 2000 resulted primarily from the continuing decline in revenues associated with the decline in units in service, a decrease in accounts payable, and an increase in accounts receivable. The decrease in accounts payable during the first quarter of 2000 was primarily due to lower levels of capital expenditures and reduced purchases of paging devices. The increase in accounts receivable during the first quarter of 2000 was the result of reduced cash collections during the first quarter caused by issues associated with the Company's new billing and customer service platforms, employee turnover, and the Company's proposed merger with Arch, which has required a significant portion of the Company's resources. The Company increased its collections efforts during the latter part of the first quarter of 2000 and expects to realize the benefits of such efforts in the second quarter of 2000.

Cash Provided by Financing Activities

      Net cash provided by financing activities was $53 million and $2 million, respectively, for the three months ended March 31, 1999 and 2000. The primary source of financing for the first quarter of 1999 was net borrowings under the Company's Credit Agreement. As of March 31, 2000, the Company had $745 million of borrowings under its Credit Agreement. As of April 11, 2000, the Company agreed to reduce its maximum borrowings under the Credit Agreement to approximately $745 million. The Company does not anticipate being able to make additional borrowings under the Credit Agreement in the future. Net cash provided by financing activities has been used for capital expenditures, working capital, and other general corporate purposes, which included expansion of its existing business.

Cash Used in Investing Activities

      The Company's operations and expansion into new markets and product lines have required substantial capital investment. Furthermore, the Company has been building an advanced messaging network, which will enable it to offer new enhanced messaging services and has converted certain back office functions from decentralized field offices into centralized processing facilities. The Company substantially completed building its advanced messaging network in early 2000. The Company continued to convert certain back office functions from its decentralized field offices into the centralized processing facilities through January 2000, at which time the Company suspended further conversions. Cash used in investing activities was $100 million and $5 million, respectively, for the three months ended March 31, 1999 and 2000. Capital expenditures, excluding payments for spectrum licenses, were $98 million and $5 million, respectively, for the three months ended March 31, 1999 and 2000, and consisted primarily of expenditures for the Company's traditional paging operations, its advanced messaging operations, and its Restructuring.

      Capital expenditures related to the Company's traditional paging operations, excluding capital expenditures related to the Restructuring, were $33 million for the three months ended March 31, 1999. The decrease in traditional paging capital expenditures have been primarily due to a reduction in the Company's network-related expenditures pertaining to geographic coverage and capacity expansion.

      Capital expenditures related to advanced messaging operations were $57 million and $2 million, respectively, for the three months ended March 31, 1999 and 2000. The Company launched its 2-way messaging services on its advanced messaging network on February 1, 2000. The Company expects to spend an additional $15 million in capital expenditures to complete the buildout of sites started in the fourth quarter of 1999 and expand capacity in certain cities throughout the nation during the first half of 2000. This will substantially complete the Company's investment in its advanced messaging network.

      Capital expenditures related to establishing the Company's centralized processing facilities, including new system implementations, were $8 million and $3 million, respectively, for the three months ended March 31, 1999 and 2000. In January 2000, the Company suspended further capital expenditures for its centralized processing facilities, pending the decision as to which operating platforms will be used after the Merger by the combined company. During May 2000, a decision was made to use Arch's existing billing and customer service systems upon the completion of the Merger. The decisions regarding other systems to be utilized by the combined company are still pending.

      The amount of capital expenditures may fluctuate from quarter to quarter and on an annual basis due to several factors, including the variability of units in service with subscribers. With the substantial completion of the buildout of its advanced messaging network and the suspension of the Restructuring beyond January 2000, the Company expects its capital expenditures in 2000 to decrease to approximately $100 million. The Company expects to fund these capital expenditures through cash on hand, additional cash generated from operations prior to its contemplated merger with Arch, and potential debtor-in-possession borrowings if the Company is required to file for protection under Chapter 11.

Credit Agreements

      The Company is currently prohibited from making additional borrowings under the Credit Agreement, and does not anticipate being able to make additional borrowings under the Credit Agreement in the future. As of March 31, 2000, there were $745 million of outstanding borrowings under the Credit Agreement. The Company continues to be in non-compliance with several of its financial covenants under the Credit Agreement and has agreed with the lending group not to seek a waiver of its covenant defaults for the foreseeable future.

      The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $75 million. As a result of the above described defaults, the Company is precluded from providing any additional funding on behalf of its Canadian subsidiaries. The ability of the Company's Canadian subsidiaries to continue as a going concern is dependent on meeting the terms of their credit agreements, either by providing the additional cash collateral or by establishing alternative arrangements satisfactory to the lenders. The Company and its Canadian subsidiaries have taken and plan to take certain actions that management believes will mitigate any adverse conditions and events resulting from the likely failure of the Company to provide the required cash collateral. However, there is no certainty that these actions or other strategies will be sufficient to allow the Company's Canadian subsidiaries to meet the terms of their credit agreements.

      As of March 31, 2000, approximately $58 million of borrowings were outstanding under the Canadian credit facilities. Additional borrowings are available to the Company's Canadian subsidiaries under these facilities, so long as the borrowings are either collateralized or the financial covenants in the credit agreements are met.

RESTRUCTURING

      In February 1998, the Company's Board of Directors approved the Company's Restructuring. The Company's Restructuring plan called for the elimination of redundant administrative operations by consolidating key support functions located in offices throughout the country into centralized processing facilities. In addition, the Restructuring plan called for the conversion to new billing and customer service software platforms. The Restructuring plan specified local and regional office closures, the disposition of certain furniture, fixtures, and equipment and the termination of approximately 1,950 employees by job function and location. While progress in establishing the centralized processing facilities was made, the Company's efforts to convert its offices to its new billing and customer service software platforms fell behind the original schedule of being completed during the second quarter of 1999. Billing software and system implementation problems surfaced during the first office conversions, and as a result, the Company had to postpone the conversion of many of its other offices. These postponements resulted in delays in office closures which deferred the payments of amounts accrued for lease obligations and terminations and severance and related benefits. Additional implementation problems surfaced during 1999 and caused further delays. In November 1999, and in conjunction with the announcement of the Company's planned merger with Arch, the Company decided to suspend further conversions after January 2000 pending the decisions as to which operating platforms will be used by the combined company. During May 2000, a decision was made to use Arch's existing billing and customer service systems upon completion of the Merger. The decisions regarding other systems to be utilized by the combined company are still pending.

      The Company has converted to its new billing and customer service software platforms all of its customer units placed in service by its resellers and approximately 50% of its direct customer units. As a result, the Company will realize a portion of the anticipated cost savings resulting from its Restructuring initiative and will eliminate some of the duplicative costs that have adversely affected its results of operations. However, due to the suspension of future conversions, combined with the impact of the contemplated merger on its operations, the Company is unable to determine the amount of future cost savings resulting from the centralized processing facilities initiative.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes. EBITDA is a commonly used measure of financial performance in the wireless messaging industry and is one of the financial measures used to calculate whether the Company is in compliance with the financial covenants under its debt agreements. EBITDA is defined as earnings before interest, income taxes, depreciation, and amortization. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, other non-operating income (expense), provision for asset impairment, and cumulative effect of a change in accounting principle. Adjusted EBITDA should not be considered an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. One of the Company's financial objectives is to increase its Adjusted EBITDA, since Adjusted EBITDA is a significant source of funds for servicing indebtedness and for investment in continued growth, including purchase of paging units and paging system equipment and the construction and expansion of paging systems. Adjusted EBITDA, as determined by the Company, may not be comparable to similarly titled data of other wireless messaging companies. Amounts described as Adjusted EBITDA are not necessarily available for discretionary use as a result of restrictions imposed by the terms of existing or future indebtedness, including the repayment of such indebtedness or the payment of associated interest, limitations imposed by law upon the payment of dividends or distributions or capital expenditure requirements.

Services, Rent and Maintenance Revenues

     Revenues from services, rent and maintenance, which the Company considers its primary business, decreased 12.6% to $211 million for the three months ended March 31, 2000, compared to $242 million for the three months ended March 31, 1999. The average revenue per unit (ARPU) for the Company's traditional paging domestic operations decreased to $8.00 for the three months ended March 31, 2000, compared to $8.04 for the corresponding period of 1999. The decrease in revenues from services, rent and maintenance was primarily due to the 15.2% reduction in number of units in service from March 31, 1999 to March 31, 2000.

     The number of units in service with subscribers at March 31, 2000 was 8,424,000, compared to 8,991,000 and 9,930,000 units in service with subscribers at December 31, 1999 and March 31, 1999, respectively. This reduction was mainly due to customers cancellations as a result of certain price increases, intensifying price competition in the market for wireless communications services, disruptions in customer service caused by conversions to new centralized processing facilities systems and infrastructure, and the degree to which cellular, personal communications services, and other mobile telephone services are being subscribed to in lieu of one-way messaging services such as those offered by the Company. Many of the factors that reduced the Company's units in service in the first quarter of 2000 have continued to exist in the second quarter of 2000. As a result, the Company estimates it will have a reduction in net subscribers in the second quarter of 2000.

Product Sales

     Product sales increased 12.3% to $24 million for the three months ended March 31, 2000, compared to $22 million for the same period in 1999.

Services, Rent and Maintenance Expenses

     Services, rent and maintenance expenses decreased 6.3% to $63 million for the three months ended March 31, 2000, compared to $67 million for the three months ended March 31, 1999. The decrease in services, rent and maintenance expenses was primarily attributable to a decrease in pager parts, repairs and scrap expense of approximately $4 million, mainly due to increased use of in-house repair facilities, a more selective approach in the decision to repair units, and increased sales of "as is" units.

Selling Expenses

     Selling expenses decreased 16.4% to $20 million for the first quarter of 2000, compared to $24 million for the same period in 1999. The decrease in selling expenses for the first quarter of 2000 was primarily due to a decrease in salaries and payroll costs of approximately $3 million, mainly due to lower amount of sales commissions incurred in conjunction with the decreased revenue levels. Marketing research, development costs, and advertising expenses associated with the Company's traditional paging and advanced messaging operations are expected to continue to be scaled back in future periods.

General and Administrative Expenses

     General and administrative expenses decreased 9.7% to $80 million for the first quarter of 2000, compared to $88 million for the first quarter of 1999. The decrease in general and administrative expenses was primarily due to:

     o decreased salaries and payroll costs of approximately $4 million, mainly due to the Company's decreased employee headcount related to the higher than normal employee turnover associated with the Company's Restructuring and Merger.

     o decreased contract labor and outside consulting expense of approximately $4 million, primarily related to decreased levels of contract labor and outside consulting incurred during the first three months of 2000 as the Company suspended its Restructuring in January 2000. During the first quarter of 1999 the Company incurred higher contract labor and outside consulting expense primarily related to the transition to the centralized processing facilities and costs for temporary workforce personnel associated with the Company's higher than normal employee turnover during the first quarter of 1999.

Depreciation and Amortization Expense

     Depreciation and amortization expense decreased 6.0% to $63 million for the three months ended March 31, 2000, compared to $67 million for the three months ended March 31, 1999. Effective April 1, 1999, the Company changed the depreciable lives of its subscriber devices and certain of its network equipment. The Company changed the depreciable lives of its subscriber devices from three years to two years and the depreciable life of certain of its network equipment from seven years to ten years. The changes resulted from the Company's review of the historical usage periods of its subscriber devices and its network equipment and the Company's expectation regarding future usage periods for subscriber devices considering current and projected technological advances. The Company determined that the appropriate useful life of its subscriber devices is two years as a result of technological advances, customer desire for new pager technology, and the Company's decreasing ability to redeploy older pager models. The Company determined that the appropriate useful life of its network equipment is ten years since this equipment is operational for a longer time period given current technology. As a result of these changes, depreciation expense decreased by approximately $5 million during the three months ended March 31, 2000. The Company commenced depreciation and amortization on the assets related to its centralized processing facilities during the third quarter of 1999. This increased depreciation and amortization expense during the first quarter of 2000 by approximately $2 million. The Company has commenced depreciation and amortization on the assets related to its advanced messaging operations during the first quarter of 2000, which increased depreciation and amortization expense by $4 during the first quarter of 2000, and is expected to increase depreciation and amortization expense during 2000 by approximately $24 million.

Provision for Asset Impairment

     The Company recorded a provision of $18 million during the quarter ended March 31, 1999, for the impairment of the assets of the Company's majority-owned Spanish subsidiaries. See Note 5 to the Company's consolidated financial statements.

Interest Expense

     Interest expense, net of amounts capitalized, was $46 million for the first quarter of 2000, compared to $36 million for the first quarter of 1999. Interest expense increased in the first three months of 2000 primarily due to a decrease in capitalized interest during the first quarter of 2000 and a higher level of indebtedness outstanding during the first quarter of 2000. The amount of interest capitalized decreased by $5 million resulting in the completion of the build-out of the Company's advanced wireless network during the first quarter of 2000. The average level of indebtedness outstanding during the first three months of 2000 was $2.0 billion, compared to $1.8 billion outstanding during the corresponding period of 1999.

Change in Accounting Principle

     The Company adopted the provisions of SOP 98-5 effective January 1, 1999 and recorded a charge of $37 million as a cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999. See Note 4 to the Company's consolidated financial statements.

Adjusted EBITDA

     As a result of the factors outlined above, Adjusted EBITDA decreased 12.2% to $60 million for the first quarter of 2000, compared to $68 million for the corresponding period of 1999. Adjusted EBITDA and Adjusted EBITDA as a percentage of total revenues less costs of products sold for the first three months of 2000 were negatively impacted by the Company's declining revenues (negative $28 million and negative 11.9%, respectively) and its advanced messaging operations (negative $7 million and negative 3.4%, respectively). Adjusted EBITDA and Adjusted EBITDA as a percentage of total revenues less costs of products sold for the first three months of 1999 were negatively impacted by the Company's advanced messaging operations (negative $8 million and negative 3.3%, respectively).

YEAR 2000 COMPLIANCE

     The Company implemented a task force, and developed a comprehensive plan to address Year 2000 issues. The Company completed all of the phases for its critical business processes and, to date, has not experienced any material Year 2000-related errors. The Company believes that all mission critical vendors have successfully readied their systems for the Year 2000 and, to date, has not experienced any Year 2000-related errors in its systems.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     There have been no material changes from the information provided in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     The Company is involved in various lawsuits arising in the normal course of business. In management's opinion, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business, financial position, or results of operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Company's deteriorating financial results and liquidity have caused it to be in default of the covenants of all of its domestic debt agreements. On February 2, 2000, the Company failed to make the semi-annual interest payments on its 8.875% senior subordinated notes due 2006 (8.875% Notes) and its 10.125% senior subordinated notes due 2007 (10.125% Notes). As of March 2, 2000, the non-payment of interest constituted a default under the indentures of the 8.875% Notes and the 10.125% Notes. On April 17, 2000, the Company failed to make the semi-annual interest payment on its 10% senior subordinated notes due 2008 (10% Notes). As a result of these defaults, the holders of the Notes could demand at any time that the Company immediately pay $1.2 billion of outstanding Notes in full. Should this happen, the Company would be forced to immediately file for protection under Chapter 11 of the United States Bankruptcy Code (Chapter 11).

     The Company is also in default of several of the financial and other covenants of the domestic revolving credit facility (the Credit Agreement). As a result of these defaults, the lenders under the Credit Agreement could demand at any time that the Company immediately pay the $745 million outstanding under the Credit Agreement in full. Should this happen, the Company would immediately file for protection under Chapter 11.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

(b)  Reports on Form 8-K.

     On January 20, 2000, the Company filed a Current Report on Form 8-K dated January 7, 2000, disclosing that the Company had entered into an amendment to the merger agreement with Arch Communications Group, Inc.

     On January 28, 2000, the Company filed a Current Report on Form 8-K dated January 27, 2000, disclosing that the Company would not make the cash interest payments due February 1, 2000 on its 8.875% and 10.125% senior subordinated notes.

     On February 25, 2000, the Company filed a Current Report on Form 8-K dated February 24, 2000, disclosing that it had been notified by Nasdaq that effective February 25, 2000, Nasdaq would be moving the trading of the Company's common stock from the Nasdaq National Market System to the Nasdaq SmallCap Market.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PAGING NETWORK, INC.




Date: May 31, 2000                         By: /s/ John P. Frazee, Jr.
                                               ---------------------------------
                                                   John P. Frazee, Jr.
                                                   Chairman of the Board of
                                                   Directors and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)



Date: May 31, 2000                         By: /s/ Julian B. Castelli
                                               ---------------------------------
                                                   Julian B. Castelli
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

     2.1 Agreement and Plan of Merger, dated as of November 7, 1999, by and among the Registrant, Arch Communications Group, Inc., and
               St. Louis Acquisition Corp. (11)

     2.2       Amendment to Agreement and Plan of Merger, dated as of January 7,
               2000, by and among the Registrant, Arch Communications Group,
               Inc., and St. Louis Acquisition Corp. (12)

     2.3       Amendment No. 2 to Agreement and Plan of Merger, dated as of
               May 10, 2000, by and among the Registrant, Arch Communications Group,
               Inc., and St. Louis Acquisition Corp. (14)

     3.1 Restated Certificate of Incorporation of the Registrant, as amended (1)

     3.3       By-laws of the Registrant, as amended (8)

     4.1       Articles Sixth, Seventh, Eighth, Twelfth, and Thirteenth of the
               Restated Certificate of Incorporation of the Registrant, as amended (1)

     4.2       Articles II, III, and VII and Section I of Article VIII of the
               Registrant's By-laws, as amended (8)

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

    10.4 Form of Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

    10.5 Form of Indemnification Agreement executed by recipients of options granted under the 1991 Stock Option Plan (1)

    10.6 Form of First Amendment to Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock
               Option Plan (1)

    10.7 Form of First Amendment to Management Agreement executed by recipients of options granted under the 1982 Incentive Stock
               Option Plan (1)

    10.8       Second Amended and Restated Credit Agreement dated as of June 5,
               1996, among the Registrant, NationsBank of Texas, N.A., Toronto
               Dominion (Texas), Inc., The First National Bank of Boston, Chase
               Securities Inc., and certain other lenders (4)

    10.9       1997 Restricted Stock Plan, as approved by shareowners on May 22,
               1997 (5)

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

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

    10.12 Amended and Restated 1991 Stock Option Plan, as approved by shareowners on May 21, 1998 (7)

    10.13 Forms of Stock Option Agreement executed by recipients of options granted under the 1991 Stock Option Plan (8)

    10.14      Employee Stock Purchase Plan, as amended on December 16, 1998 (8)

    10.15      Severance Pay Plan dated as of January 20, 1999 (8)

    10.16      Amendment No. 2 to Severance Pay Plan dated as of May 3, 2000 (15)

    10.17      Amendment to Severance Pay Plan dated as of December 9, 1999 (13)

    10.18 Form of Stock Option Agreement executed by recipients of options granted under the 1992 Director Compensation Plan (8)

    10.19      Amended and Restated Loan Agreement dated August 5, 1999 among
               Paging Network of Canada Inc., The Toronto-Dominion Bank,
               Canadian Imperial Bank of Commerce, National Bank of Canada, and such other financial institutions as become banks (9)

    10.20      Amended and Restated Loan Agreement dated August 5, 1999 among
               Madison Telecommunications Holdings, Inc., The Toronto-Dominion
               Bank, Canadian Imperial Bank of Commerce, National Bank of
               Canada, and such other financial institutions as become banks (9)

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

    12.1       Ratio of Earnings to Fixed Charges for the three months ended
               March 31, 1999 and 2000 (15)

    27.1       Financial Data Schedule (15)

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

               (11) Previously filed as an exhibit to the Registrant's Report on
                    Form 8-K on November 17, 1999.

               (12) Previously filed as an exhibit to the Registrant's Report on
                    Form 8-K on January 20, 2000.

               (13) Previously filed as an exhibit to the Registrant's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1999.

               (14) Previously filed as an exhibit to Registration Statement No.
                    333-94403 on Amendment No. 1 to Form S-4 on May 12, 2000.

               (15) Filed herewith.