Form 10-Q
period 2000-06-30
PAGING NETWORK INC
filed 2000-08-11
CIK 878324

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM ________ TO _______.

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

                                    Yes        No X
                                       ---       ---

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

            Title                       Shares Outstanding as of August 7, 2000
-----------------------------           ---------------------------------------
Common Stock, $ .01 par value                         104,242,567


     The Company's Common Stock is publicly traded on the Over-The-Counter Market under the symbol "PAGE".


================================================================================

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.


                          Index to Financial Statements

                                                                                                                PAGE
                                                                                                                ----
Consolidated Balance Sheets as of
     December 31, 1999 and June 30, 2000 (Unaudited)................................................             3

Consolidated Statements of Operations
     for the Three and Six Months Ended June 30, 1999 and 2000 (Unaudited)..........................             4

Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1999 and 2000 (Unaudited)....................................             5

Notes to Consolidated Financial Statements..........................................................             6

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                   (Unaudited)

                                                                                       DECEMBER 31,        JUNE 30,
                                                                                           1999             2000
                                                                                       ------------     ------------
ASSETS

Current assets:

     Cash and cash equivalents ....................................................    $     32,144     $     71,111
     Accounts receivable, less allowance
          for doubtful accounts ...................................................          84,476           82,782
     Inventories ..................................................................           8,687            6,340
     Prepaid expenses and other assets ............................................           5,623           15,810
                                                                                       ------------     ------------
          Total current assets ....................................................         130,930          176,043

Property, equipment, and leasehold improvements, at cost ..........................       1,451,761        1,394,510
     Less accumulated depreciation ................................................        (684,648)        (735,119)
                                                                                       ------------     ------------
          Net property, equipment, and leasehold improvements .....................         767,113          659,391

Other non-current assets, at cost .................................................         609,014          610,734
     Less accumulated amortization ................................................         (84,497)         (94,949)
                                                                                       ------------     ------------
          Net other non-current assets ............................................         524,517          515,785
                                                                                       ------------     ------------
                                                                                       $  1,422,560     $  1,351,219
                                                                                       ============     ============
LIABILITIES AND SHAREOWNERS' DEFICIT

Current liabilities:
     Long-term debt in default ....................................................    $  1,945,000     $  1,946,450
     Accounts payable .............................................................          80,889           70,813
     Accrued expenses .............................................................          50,146           46,153
     Accrued interest .............................................................          42,532           99,185
     Customer deposits ............................................................          15,927           14,296
     Deferred revenue .............................................................          19,778           24,837
                                                                                       ------------     ------------
          Total current liabilities ...............................................       2,154,272        2,201,734
                                                                                       ------------     ------------

Long-term obligations, non-current portion ........................................          58,127           59,507

Commitments and contingencies

Shareowners' deficit:
     Common Stock - $.01 par, authorized 250,000,000 shares; 103,960,240 and
         104,242,567 shares issued and outstanding as of December 31, 1999 and
         June 30, 2000, respectively ..............................................           1,040            1,042
     Paid-in capital ..............................................................         134,161          134,742
     Accumulated other comprehensive income .......................................             745            1,614
     Accumulated deficit ..........................................................        (925,785)      (1,047,420)
                                                                                       ------------     ------------
          Total shareowners' deficit ..............................................        (789,839)        (910,022)
                                                                                       ------------     ------------
                                                                                       $  1,422,560     $  1,351,219
                                                                                       ============     ============

                             See accompanying notes

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (Unaudited)

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30,                     JUNE 30,
                                                      -------------------------     -------------------------
                                                         1999           2000           1999           2000
                                                      ----------     ----------     ----------     ----------
Services, rent and maintenance revenues ..........    $  231,635     $  184,884     $  473,503     $  396,157
Product sales ....................................        22,930         18,635         44,622         42,999
                                                      ----------     ----------     ----------     ----------
     Total revenues ..............................       254,565        203,519        518,125        439,156
Cost of products sold ............................       (10,462)       (13,043)       (26,639)       (26,236)
                                                      ----------     ----------     ----------     ----------
                                                         244,103        190,476        491,486        412,920

Operating expenses:
     Services, rent and maintenance ..............        63,782         62,541        130,672        125,240
     Selling .....................................        21,962         15,221         45,992         35,322
     General and administrative ..................        87,939         80,164        176,229        159,934
     Depreciation and amortization ...............       128,668         58,988        195,548        121,825
     Provision for asset impairment ..............            --             --         17,798             --
                                                      ----------     ----------     ----------     ----------
          Total operating expenses ...............       302,351        216,914        566,239        442,321
                                                      ----------     ----------     ----------     ----------

Operating loss ...................................       (58,248)       (26,438)       (74,753)       (29,401)

Other income (expense):
     Interest expense ............................       (37,770)       (46,768)       (73,801)       (93,123)
     Interest income .............................           715            824          1,305            938
     Other non-operating income (expense) ........            (8)           (25)           180            (49)
                                                      ----------     ----------     ----------     ----------
          Total other expense ....................       (37,063)       (45,969)       (72,316)       (92,234)
                                                      ----------     ----------     ----------     ----------

Loss before cumulative effect of a change in
    accounting principle .........................       (95,311)       (72,407)      (147,069)      (121,635)
Cumulative effect of a change in accounting
    principle ....................................            --             --        (37,446)            --
                                                      ----------     ----------     ----------     ----------

Net loss .........................................    $  (95,311)    $  (72,407)    $ (184,515)    $ (121,635)
                                                      ==========     ==========     ==========     ==========

Net loss per share (basic and diluted):
Loss before cumulative effect of a change in
     accounting principle ........................    $    (0.92)    $    (0.69)    $    (1.42)    $    (1.17)
Cumulative effect of a change in accounting
     principle ...................................            --             --          (0.36)            --
                                                      ----------     ----------     ----------     ----------

 Net loss per share ..............................    $    (0.92)    $    (0.69)    $    (1.78)    $    (1.17)
                                                      ==========     ==========     ==========     ==========


                             See accompanying notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                           JUNE  30,
                                                                                       1999           2000
                                                                                    ----------     ----------
Operating activities:
     Net loss ..................................................................    $ (184,515)    $ (121,635)
          Adjustments to reconcile net loss to net cash provided by operating activities:
                 Provision for asset impairment ................................        17,798             --
                 Cumulative effect of a change in accounting principle .........        37,446             --
                 Depreciation ..................................................       186,545        112,641
                 Amortization ..................................................         9,003          9,184
                 Provision for doubtful accounts ...............................        12,630         14,698
                 Amortization of debt issuance costs ...........................         2,260          2,304
                 Other .........................................................          (180)            49

     Changes in operating assets and liabilities:
                 Accounts receivable ...........................................         3,155        (13,004)
                 Inventories ...................................................        (4,194)         2,347
                 Prepaid expenses and other assets .............................         1,762        (10,187)
                 Accounts payable ..............................................        26,911        (10,076)
                 Accrued expenses and accrued interest .........................        (6,160)        52,611
                 Accrued restructuring costs ...................................          (933)            --
                 Customer deposits and deferred revenue ........................           (12)         3,428
                                                                                    ----------     ----------
Net cash provided by operating activities ......................................       101,516         42,360
                                                                                    ----------     ----------

Investing activities:
   Capital expenditures ........................................................      (134,814)        (6,727)
   Payments for spectrum licenses ..............................................        (2,546)            --
   Restricted cash invested in money market instruments ........................            --           (655)
   Other, net ..................................................................        (6,749)         1,406
                                                                                    ----------     ----------
Net cash used in investing activities ..........................................      (144,109)        (5,976)
                                                                                    ----------     ----------

Financing activities:
   Borrowings of long-term obligations .........................................       144,637          3,640
   Repayments of long-term obligations .........................................       (94,979)        (1,640)
   Proceeds from exercise of stock options .....................................         1,201            583
                                                                                    ----------     ----------
Net cash provided by financing activities ......................................        50,859          2,583
                                                                                    ----------     ----------

Net increase in cash and cash equivalents ......................................         8,266         38,967
Cash and cash equivalents at beginning of period ...............................         3,077         32,144
                                                                                    ----------     ----------
Cash and cash equivalents at end of period .....................................    $   11,343     $   71,111
                                                                                    ==========     ==========

                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    THE COMPANY AND MERGER AGREEMENT

      Paging Network, Inc. (the Company) is a provider of wireless messaging services throughout the United States and the U.S. Virgin Islands, Puerto Rico, and Canada. The Company provides service in all 50 states and the District of Columbia, including service in the 100 most populated markets in the United States. The Company also owns a minority interest in a wireless messaging company in Brazil.

      On November 7, 1999, the Company signed a definitive agreement (the Merger Agreement) to merge (the Merger) with Arch Communications Group, Inc. (Arch). The Merger Agreement was subsequently amended on January 7, 2000, May 10, 2000, and July 23, 2000. Under terms of the Merger Agreement, as amended, the Company's senior subordinated notes, along with all accrued interest thereon, will be exchanged for common stock of Arch representing 46.1% of the common stock of the combined company, and the Company's common stock will be converted into common stock representing 5.0% of the common stock of the combined company. The Merger Agreement also provides for the Company to distribute 80.5% of its interest in Vast Solutions, Inc. (Vast), a wholly-owned subsidiary of the Company, to holders of the Company's senior subordinated notes and common stock. Holders of the senior subordinated notes will receive common stock of Vast representing 60.5% of the equity of Vast, while holders of the Company's common stock will receive common stock of Vast representing 20% of the equity of Vast. The remaining interest in Vast will be held by the combined company following the Merger.

      As more fully discussed in Note 2, the Company will seek to complete the Merger through the Company's plan of reorganization filed in conjunction with the Company's bankruptcy filing in July 2000. Consummation of the Merger is also subject to customary regulatory review. The Company and Arch have received approval from the Department of Justice and the Federal Communications Commission to proceed with the Merger. If the Merger Agreement is terminated after one party pursues an alternative offer, a plan of reorganization of the Company other than the one contemplated in the Merger Agreement is filed by the Company and/or confirmed by a bankruptcy court, or under other specified circumstances, either the Company or Arch may be required to pay a termination fee of $40 million.


2.    CHAPTER 11 REORGANIZATION AND BASIS OF PRESENTATION

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $157 million, $162 million, and $299 million during the years ended December 31, 1997, 1998, and 1999, respectively, and $72 million and $122 million, respectively, during the three and six months ended June 30, 2000. The Company's deteriorating financial results and liquidity caused it to be in default of the covenants of all of its domestic debt agreements. On February 2, 2000 and August 1, 2000, the Company failed to make the semi-annual interest payments on its 8.875% senior subordinated notes due 2006 (8.875% Notes) and its 10.125% senior subordinated notes due 2007 (10.125% Notes), and on April 17, 2000, the Company failed to make the semi-annual interest payment on its 10% senior subordinated notes due 2008 (10% Notes). The Company also violated several of the financial and other covenants of its domestic revolving credit facility (the Credit Agreement). As a result of these defaults, the Company's bondholders and the lenders under the Credit Agreement had the right to demand at any time that the Company immediately pay its outstanding indebtedness in full. On July 14, 2000, three senior subordinated noteholders commenced an involuntary proceeding against the Company under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code).

      On July 24, 2000 (the Petition Date), the Company and all of its wholly-owned domestic subsidiaries except for Vast (collectively, the Debtors), converted the bankruptcy case filed on July 14, 2000 to a voluntary Chapter 11 case. Subsequent to the Petition Date, the Debtors are operating as debtors-in-possession and are subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11 of the Bankruptcy Code, a debtor is authorized to reorganize its business for the benefit of its creditors and stockholders. In addition to permitting rehabilitation of the debtor, another goal of Chapter 11 is to promote equality of treatment of creditors and equity security holders of equal rank with respect to the restructuring of debt. In furtherance of these two goals, upon the filing of a petition for reorganization under Chapter 11, section 362(a) of the Bankruptcy Code generally provides for an automatic stay of substantially all acts and proceedings against the debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor's case under Chapter 11.

      The Bankruptcy Court has exercised supervisory powers over the operations of the Debtors with respect to the employment of attorneys, investment bankers and other professionals, and transactions out of the Debtors' ordinary course of business or otherwise requiring Bankruptcy Court approval under the Bankruptcy Code. The Debtors have been paying undisputed obligations that have arisen subsequent to the Petition Date on a timely basis. Since the Petition Date, the Bankruptcy Court has entered orders, among other things, allowing the Debtors
(i) to pay certain customer refunds and deposits in the ordinary course of business, (ii) to pay wages, salaries and benefits owing to employees, and (iii) to pay pre-petition obligations owed to continuing vendors as such obligations come due.

      On July 25, 2000, the Debtors filed a Joint Plan of Reorganization and disclosure statement which provide for the implementation of the Merger as the Debtors' plan of reorganization. A hearing with respect to the Bankruptcy Court's approval of the Debtors' disclosure statement is scheduled for September 7, 2000, at which time the Bankruptcy Court will determine if the Debtors' Joint Plan of Reorganization providing for the implementation of the Merger will be submitted to the creditors and shareholders of the Debtors for approval. The Company's motion to assume the termination fee and certain related provisions of the Merger Agreement is scheduled for hearing before the Bankruptcy Court on August 21, 2000.

      As of July 31, 2000, the Company had approximately $66 million in cash. Upon commencement of the Chapter 11 case, the Company obtained a debtor-in-possession loan facility (the DIP Facility) from the current lenders under the Credit Agreement which provided for additional secured borrowings by both the Company and Vast not to exceed $50 million in the aggregate, subject to certain limitations as set forth in the loan agreement. Borrowings under the DIP Facility bear interest at prime plus 2.5% for outstanding borrowings up to $15 million, and at prime plus 3.0% for outstanding borrowings in excess of $15 million, due monthly. All amounts outstanding under the DIP Facility are due the earlier of (i) the confirmation of the Debtors' Joint Plan of Reorganization, or
(ii) November 30, 2000. The Company believes that its existing cash, the cash expected to be generated from operations, and the cash available under the DIP Facility is sufficient to meet its obligations, except for the cash interest payments due under the Notes, through the completion of the Merger. However, if the Company's financial results continue to deteriorate, the Merger is delayed, or other unforeseen events occur, the Company may not have sufficient liquidity to meet its obligations through the completion of the Merger. If the Merger is not completed, the Company would likely be required to consider a stand-alone restructuring, asset sales, transactions with other potential merger parties or acquirers, or liquidation. In addition, if the Merger is not completed, the Company would likely incur significant charges for asset impairments and restructuring its obligations. The accompanying financial statements do not include any adjustments relating to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Merger not be completed.

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

      Effective April 1, 1999, the Company changed the depreciable lives for its subscriber devices and certain network equipment. The Company changed the depreciable lives of its subscriber devices from three years to two years and the depreciable life of certain of its network equipment from seven years to ten years. The changes resulted from a review by the Company of the historical usage periods of its subscriber devices and its network equipment and the Company's expectations regarding future usage periods for subscriber devices considering current and projected technological advances. The Company has determined that the appropriate useful life of its subscriber devices is two years as a result of technological advances, customer desire for new pager technology, and the Company's decreasing ability to redeploy older pager models. As a result of these changes, net loss increased by $69 million, or $0.66 per share (basic and diluted), for the three and six months ended June 30, 1999.

5.    PROVISION FOR ASSET IMPAIRMENT

      During the first quarter of 1999, the Company made the decision to narrow its focus to its North American operations and, as a result, made the decision to sell or otherwise dispose of its operations in Spain. During the third quarter of 1999, all operations of the Company's majority-owned Spanish subsidiaries were ceased. The Company's interest in its Spanish subsidiaries was sold in the first quarter of 2000 for minimal proceeds. As a result of the Company's decision to sell or otherwise dispose of its Spanish subsidiaries, the Company recorded a provision of $18 million during the six months ended June 30, 1999, for the impairment of the assets of the Company's majority-owned subsidiaries, the effect of which was to write-off the Company's net investment in its Spanish subsidiaries. The amount of the provision was based on the Company's estimate of the value of its net investment in the Spanish subsidiaries, which did not materially differ from the proceeds received upon the sale of the subsidiaries in the first quarter of 2000. No cash costs have been incurred or are expected as a result of the provision for the impairment of the assets of the Company's Spanish subsidiaries, and no additional charges are expected to be required.

6.    INCOME TAXES

      For the three and six months ended June 30, 1999 and 2000, the Company had no provision or benefit for income taxes because of the Company's inability to benefit from its net operating losses.

7.    COMMON STOCK AND NET LOSS PER SHARE

      Net loss per share amounts are computed based on the weighted average number of common shares outstanding. The number of shares used to compute per share amounts for the three months ended June 30, 1999 and 2000, were 104 million. The number of shares used to compute per share amounts for the six months ended June 30, 1999 and 2000, were 104 million. The average number of options to purchase shares of the Company's Common Stock during the three and six months ended June 30, 1999 was 10 million, at exercise prices ranging from $2.73 per share to $25.50 per share. The average number of options to purchase shares of the Company's Common Stock during the three and six months ended June 30, 2000, was 10 million, at exercise prices ranging from $0.81 per share to $17.13 per share. These stock options were not included in the computation of diluted earnings per share because the effect of assuming their exercise would have been antidilutive.

      The Company has 275 million authorized shares, of which 250 million are Common Stock and 25 million are preferred stock. As of June 30, 2000, there were no preferred shares issued or outstanding.

8.    COMPREHENSIVE LOSS

      Comprehensive loss for the three and six months ended June 30, 1999 and 2000, is as follows (in thousands):

                                                         THREE MONTHS                  SIX MONTHS
                                                        ENDED JUNE 30,               ENDED JUNE 30,
                                                 -------------------------     -------------------------
                                                    1999           2000           1999           2000
                                                 ----------     ----------     ----------     ----------
Net loss ....................................    $  (95,311)    $  (72,407)    $ (184,515)    $ (121,635)
Foreign currency translation adjustments ....          (166)           810         (1,007)           869
                                                 ----------     ----------     ----------     ----------
    Total comprehensive loss ................    $  (95,477)    $  (71,597)    $ (185,522)    $ (120,766)
                                                 ==========     ==========     ==========     ==========


9.    STATEMENT OF CASH FLOWS INFORMATION

      Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less. As of June 30, 2000, cash equivalents also include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the six months ended June 30, 1999 and 2000, were approximately $70 million and $34 million, respectively, net of interest capitalized during the six months ended June 30, 1999 and 2000 of $11 million and $1 million, respectively. There were no significant federal or state income taxes paid or refunded for the six months ended June 30, 1999 and 2000.

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

     The following table presents certain information related to the Company's business segments for the three and six months ended June 30, 1999 and 2000.

                                            THREE MONTHS                   SIX MONTHS
                                           ENDED JUNE 30,                ENDED JUNE 30,
                                    -------------------------     ----------------------------
                                       1999           2000           1999              2000
                                    ----------     ----------     ----------        ----------
Total Revenues:
       Traditional Paging(1) ...    $  251,142     $  196,170     $  511,808        $  424,655
       Advanced  Messaging .....         3,423          7,349          6,317            14,501
                                    ----------     ----------     ----------        ----------
                                    $  254,565     $  203,519     $  518,125        $  439,156
                                    ==========     ==========     ==========        ==========
Operating income (loss):
       Traditional Paging(1) ...    $  (46,525)    $   (1,000)    $  (54,246)(2)    $   12,101
       Advanced Messaging ......       (11,723)       (25,438)       (20,507)          (41,502)
                                    ----------     ----------     ----------        ----------
                                    $  (58,248)    $  (26,438)    $  (74,753)       $  (29,401)
                                    ==========     ==========     ==========        ==========
Adjusted EBITDA (3):
       Traditional Paging(1) ...    $   81,506     $   47,186     $  157,857        $  114,534
       Advanced Messaging ......       (11,086)       (14,636)       (19,264)          (22,110)
                                    ----------     ----------     ----------        ----------
                                    $   70,420     $   32,550     $  138,593        $   92,424
                                    ==========     ==========     ==========        ==========

      (1) The international operations of the Company currently consist entirely of traditional paging services and accordingly are included in the Company's traditional paging business segment.

      (2) Operating loss for the traditional paging business segment for the first six months of 1999 includes a provision for asset impairment of $18 million. See Note 5.

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

      Certain statements in this filing relating to the consummation of a merger of the Company with Arch Communications Group, Inc. (Arch), including statements regarding the rates at which the Company's common stock and senior subordinated notes will be exchanged or converted into shares of the common stock of Arch, the percentage distribution of the Company's interest in a wholly-owned subsidiary to holders of the Company's common stock and senior subordinated notes, and other statements regarding the manner and timing of the merger, are forward-looking in nature and are subject to risks and uncertainties that could cause the actual results to differ materially from those set forth in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the failure to receive the necessary approvals of stockholders, bondholders and lenders of the Company and Arch, the actions of the bankruptcy court with respect to the voluntary bankruptcy proceeding initiated by the Company, the emergence of a competing offer to acquire either the Company or Arch, the material breach of the merger agreement by the Company or Arch, or the failure to satisfy any of the conditions to the closing of the merger.

INTRODUCTION

      The Company is a provider of wireless messaging services throughout the United States and in the U.S. Virgin Islands, Puerto Rico, and Canada. The Company provides service in all 50 states and the District of Columbia, including service in the 100 most populated markets in the United States. The Company also owns a minority interest in a wireless messaging company in Brazil. During 1999 and 2000, several significant events have occurred:

o On November 8, 1999, the Company announced a merger with Arch. Under the merger, the Company will become a wholly-owned subsidiary of Arch. Also as part of the merger, 80.5% of the Company's advanced wireless data and wireless solutions business will be distributed to the Company's noteholders and stockholders. See "Merger Agreement."

o The Company's deteriorating financial results and defaults under its debt agreements have resulted in significant liquidity constraints. The report of the Company's independent auditors for the year ended December 31, 1999 expresses substantial doubt about its ability to continue as a going concern. See "Liquidity and Capital Resources."

o In February, April, and August 2000, the Company failed to make the semi-annual interest payments due under its $1.2 billion of senior subordinated public notes. The Company is also not in compliance with several financial covenants of its domestic revolving credit facility (the Credit Agreement). See "Liquidity and Capital Resources."

o On July 24, 2000, the Company commenced a bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code. See "Bankruptcy Filing."

o As a result of billing software and system implementation problems encountered throughout 1999 and the proposed merger with Arch, the Company initially postponed and subsequently suspended the conversions of certain local offices to its new billing and customer service platforms. As a result of these suspensions, in the fourth quarter of 1999 the Company reversed $24 million of a restructuring charge that it had recorded in 1998. See "Restructuring."

o Units in service with subscribers decreased from approximately 10.1 million units at December 31, 1998, to approximately 9.0 million units at December 31, 1999. Units in service were approximately 8.4 million units at March 31, 2000 and 7.9 million units at June 30, 2000, a decline of approximately 566,000 units in the second quarter of 2000. Units in service are expected to continue to decline in the second half of 2000.

o In June 1999, the Company consolidated its initiative to develop advanced messaging services including wireless data and wireless solutions into its wholly-owned subsidiary, Vast. Vast is a development stage company and, since its inception, has been engaged primarily in product research and development and developing markets for its products and services. Vast had total revenues of $1 million and $3 million, respectively, for the year ended December 31, 1999 and six months ended June 30, 2000. Vast incurred operating losses of approximately $36 million and $11 million, respectively, for the year ended December 31, 1999 and six months ended June 30, 2000 as a result of these startup activities.

o The Company's Spanish subsidiaries ceased operations during the third quarter of 1999. The Company had recorded a provision of $18 million during the first quarter of 1999 for the impairment of the assets of the Spanish subsidiaries.

o The Company incurred net losses of $299 million for the year ended December 31, 1999 and $122 million for the six months ended June 30, 2000. The net loss for 1999 includes an increase in depreciation expense of $78 million resulting from changes in the depreciable lives of subscriber devices and network equipment and a charge of $37 million for the cumulative effect of adopting a new accounting standard. See "Results of Operations."

o On July 26, 2000, the Company's securities were delisted by Nasdaq from the Nasdaq SmallCap Market. On July 27, 2000, the Company began publicly trading its common stock on the Over-The-Counter Market.


MERGER AGREEMENT

      On November 7, 1999, the Company signed a definitive agreement (the Merger Agreement) to merge (the Merger) with Arch. The Merger Agreement was subsequently amended on January 7, 2000, May 10, 2000, and July 23, 2000. Under terms of the Merger Agreement, as amended, the Company's senior subordinated notes, along with all accrued interest thereon, will be exchanged for common stock of Arch representing 46.1% of the common stock of the combined company and the Company's common stock will be converted into common stock representing 5.0% of the common stock of the combined company. The Merger Agreement also provides for the Company to distribute 80.5% of its interest in Vast to holders of the Company's senior subordinated notes and common stock. Holders of the senior subordinated notes will receive common stock of Vast representing 60.5% of the equity of Vast, while holders of the Company's common stock will receive common stock of Vast representing 20% of the equity of Vast. The remaining interest in Vast will be held by the combined company following the Merger.

      As more fully discussed below, the Company will seek to complete the Merger through the reorganization filed in conjunction with the Company's bankruptcy filing in July 2000. Consummation of the Merger is subject to customary regulatory review. The Company and Arch have received approval from the Department of Justice and the Federal Communications Commission to proceed with the Merger.

      On July 19, 2000, Metrocall, Inc. (Metrocall) announced that it had offered to acquire the Company for a combination of cash and stock. On July 24, 2000, the Company announced that its board of directors had concluded that the proposal received from Metrocall was not a "superior proposal" to the Arch transaction within the meaning of the Merger Agreement. The Company also announced that its board would not discuss the proposal further with Metrocall.

BANKRUPTCY FILING

      On July 14, 2000, three senior subordinated noteholders commenced an involuntary proceeding against the Company under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code). On July 24, 2000, the Company and all of its wholly-owned domestic subsidiaries except for Vast converted the bankruptcy case filed on July 14, 2000, to a voluntary Chapter 11 case. Subsequent to the petition date, the Company and its domestic subsidiaries other than Vast are operating as debtors-in-possession and are subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). Chapter 11 is the principal business reorganization chapter of the United States Bankruptcy Code. Under Chapter 11 of the Bankruptcy Code, a debtor is authorized to reorganize its business for the benefit of its creditors and stockholders.

      The Bankruptcy Court has exercised supervisory powers over the operations of the Company with respect to the employment of attorneys, investment bankers and other professionals, and transactions out of the ordinary course of business or otherwise requiring Bankruptcy Court approval under the Bankruptcy Code. The Company has been paying undisputed obligations that have arisen subsequent to the petition date on a timely basis. Since the petition date, the Bankruptcy Court has entered orders, among other things, allowing the Company, (i) to pay certain customer refunds and deposits in the ordinary course of business, (ii) to pay wages, salaries and benefits owing to employees, and (iii) to pay pre-petition obligations owed to continuing vendors as such obligations come due.

      On July 25, 2000, the Company filed a Joint Plan of Reorganization and disclosure statement which provide for the implementation of the Merger as the Company's plan of reorganization. A hearing with respect to the Bankruptcy Court's approval of the disclosure statement is scheduled for September 7, 2000, at which time the Bankruptcy Court will determine if the Joint Plan of Reorganization providing for the implementation of the Merger will be submitted to the Company's creditors and stockholders for approval. The Company's motion to assume the merger termination fee and certain related provisions of the Merger Agreement is scheduled for hearing before the Bankruptcy Court on August 21, 2000. On August 4, 2000, Metrocall filed a motion requesting that the Bankruptcy Court terminate the Company's exclusivity period and permit Metrocall to submit a competing plan of reorganization in the Chapter 11 reorganization case of the Company and its subsidiaries. A hearing before the Bankruptcy Court on Metrocall's motion is also currently scheduled for August 21, 2000.

LIQUIDITY AND CAPITAL RESOURCES

General

      The Company's deteriorating financial results and liquidity have caused it to be in default of the covenants of all of its domestic debt agreements. On February 2, 2000 and August 1, 2000, the Company failed to make the semi-annual interest payment on its 8.875% senior subordinated notes due 2006 (8.875%
Notes) and its 10.125% senior subordinated notes due 2007 (10.125% Notes). As of March 2, 2000, the non-payment of interest constituted a default under the indentures of the 8.875% Notes and the 10.125% Notes. As of April 17, 2000, the Company failed to make the semi-annual interest payment on its 10% senior subordinated notes due 2008 (10% Notes). The Company does not expect to make additional cash interest payments on any of its Notes. As a result of these defaults, the Company's bondholders and lenders under its Credit Agreement had the right to demand at any time that the Company immediately pay its outstanding indebtedness in full. On July 14, 2000, three senior subordinated noteholders commenced the involuntary bankruptcy proceeding against the Company discussed above.

      The Company is prohibited from additional borrowings under its Credit Agreement and has classified all of its outstanding indebtedness under its Credit Agreement and the senior subordinated notes as a current liability as of December 31, 1999 and June 30, 2000. On July 24, 2000, the Company entered into a debtor-in-possession loan facility with the lenders under its Credit Agreement. The debtor-in-possession loan facility provides for additional secured borrowings by both the Company and Vast not to exceed $50 million in the aggregate, subject to certain limitations as set forth in the loan agreement. Borrowings under the debtor-in-possession loan facility bear interest at prime plus 2.5% for outstanding borrowings up to $15 million, and at prime plus 3.0% for outstanding borrowings in excess of $15 million, due monthly. All amounts outstanding under the debtor-in-possession loan facility are due the earlier of
(i) the confirmation of the Company's plan of reorganization, or (ii) November 30, 2000. As of July 31, 2000, the Company had approximately $66 million in cash. The Company believes that its existing cash, the cash expected to be generated from operations, and the cash available under the debtor-in-possession loan facility is sufficient to meet its obligations, except for the cash interest payments due under the senior subordinated notes, through the completion of the Merger. However if the Company's financial results continue to deteriorate, the Merger is delayed, or other unforeseen events occur, the Company may not be able to complete the Merger. If the Merger is not completed, the Company would likely be required to consider a stand-alone restructuring, asset sales, transactions with other potential merger parties or acquirers, or liquidation.

Vast Solutions

      Since the inception of Vast, the Company has funded substantially all of its operations, which are in the development stage. However, as a result of the above described defaults, the Company is prohibited from providing any additional funding to Vast. Under the debtor-in-possession financing discussed above, however, Vast will have access to additional borrowings during the Company's bankruptcy proceedings. Furthermore, Arch has also committed to provide, following the close of the Company's bankruptcy proceedings, a loan of $7.5 million to Vast. Of the Company's cash on hand at July 31, 2000, approximately $4 million was held by Vast. Vast believes cash on hand, together with the amount of cash available under the debtor-in-possession financing, is sufficient to meet its obligations through the date at which the Company expects to complete the Merger or otherwise restructure its obligations. However, there can be no assurance that these efforts will provide Vast with adequate liquidity to meet its obligations through the completion of the Merger. As a result, Vast may be required to reduce or cease its current level of development stage operations. Such events would have a material impact on the Company's ability to consummate the Merger.

Cash Provided by Operating Activities

      Net cash provided by operating activities was $42 million for the six months ended June 30, 2000, compared to $102 million for the six months ended June 30, 1999. The decrease of $60 million from 1999 to 2000 resulted primarily from the continuing decline in revenues associated with the decline in units in service, a decrease in accounts payable, and an increase in accounts receivable. The decrease in accounts payable during the first six months of 2000 was primarily due to lower levels of capital expenditures and reduced purchases of paging devices. The increase in accounts receivable during the first six months of 2000 was the result of reduced cash collections during this time period caused by issues associated with the Company's new billing and customer service platforms, employee turnover, and the Company's proposed merger with Arch, all of which have required a significant portion of the Company's resources. The Company increased its collections efforts during the latter part of the first quarter of 2000 and expects to realize the benefits of these efforts in future quarters.

Cash Provided by Financing Activities

      Net cash provided by financing activities was $51 million and $3 million, respectively, for the six months ended June 30, 1999 and 2000. The primary source of financing for the first six months of 1999 was net borrowings under the Company's Credit Agreement. As discussed below, the Company does not anticipate being able to make additional borrowings under the Credit

Agreement in the future. Net cash provided by financing activities has been used for capital expenditures, working capital, and other general corporate purposes, which included expansion of its existing business.

Cash Used in Investing Activities

      The Company's operations and expansion into new markets and product lines have required substantial capital investment. Furthermore, the Company has been building an advanced messaging network, which will enable it to offer new enhanced messaging services and has converted certain back office functions from decentralized field offices into centralized processing facilities. The Company substantially completed building its advanced messaging network in early 2000. The Company continued to convert certain back office functions from its decentralized field offices into the centralized processing facilities through January 2000, at which time the Company suspended further conversions. Cash used in investing activities was $144 million and $6 million, respectively, for the six months ended June 30, 1999 and 2000. Capital expenditures, excluding payments for spectrum licenses, were $135 million and $7 million, respectively, for the six months ended June 30, 1999 and 2000, and consisted primarily of expenditures for the Company's traditional paging operations, its advanced messaging operations, and its Restructuring.

      Capital expenditures related to the Company's traditional paging operations, excluding capital expenditures related to the Restructuring, were minimal for the six months ended June 30, 2000 and were $55 million for the six months ended June 30, 1999. The decrease in traditional paging capital expenditures have been primarily due to the Company's efforts to conserve cash and a reduction in the Company's network-related expenditures pertaining to geographic coverage and capacity expansion.

      Capital expenditures related to advanced messaging operations were $63 million and $4 million, respectively, for the six months ended June 30, 1999 and 2000. The Company launched its 2-way messaging services on its advanced messaging network on February 1, 2000. The Company expects to spend an additional $15 million in capital expenditures to complete the buildout of sites started in the fourth quarter of 1999 and expand capacity in certain cities throughout the nation during 2000. This will substantially complete the Company's investment in its advanced messaging network.

      Capital expenditures related to establishing the Company's centralized processing facilities, including new system implementations, were $17 million and $3 million, respectively, for the six months ended June 30, 1999 and 2000. In January 2000, the Company suspended further capital expenditures for its centralized processing facilities, pending the decision as to which operating platforms will be used after the Merger by the combined company. During May 2000, a decision was made to use Arch's existing billing and customer service systems upon completion of the Merger. The Company believes that Arch's billing and customer service systems have the capacity to handle all of the customers of the combined company. Arch has significant experience consolidating multiple billing and customer service systems as a result of prior acquisitions, including its recent acquisition of MobileMedia. The decisions regarding other systems to be utilized by the combined company are still pending.

      The amount of capital expenditures may fluctuate from quarter to quarter and on an annual basis due to several factors, including the variability of units in service with subscribers. With the substantial completion of the buildout of its advanced messaging network and the suspension of the Restructuring beyond January 2000, the Company expects its capital expenditures for the year of 2000 to decrease to between $50 million and $65 million. The Company expects to fund these capital expenditures through cash on hand, additional cash generated from operations prior to its contemplated merger with Arch, and the debtor-in-possession financing described above.

Credit Agreements

      The Company's ability to borrow under its domestic Credit Agreement effectively terminated when the Chapter 11 case was filed. Under the Credit Agreement, the Company was permitted to designate all or a portion of outstanding borrowings to be either a base rate loan or a loan based on the London interbank offered rate. As of June 30, 2000, the Company had designated $745 million of borrowings as London interbank offered rate loans, which bear interest at a rate equal to London interbank offered rate plus a spread of 2.00% and $1 million of borrowings as a base rate loan. The interest rates for the $745 million of London interbank offered rate loans as of June 30, 2000 ranged from 8.43% to 8.67%. As a result of the defaults described in Note 2 to the consolidated financial statements, the Company's lenders have the right to collect default interest up to 12.00% for the Company's outstanding balances under its Credit Agreement. The Company has negotiated certain relief from this default interest rate as part of its efforts associated with the Merger which relief is reflected in the lenders' treatment under the bankruptcy plan. Amounts owing under the Credit Agreement are secured by a security interest in substantially all of the Company's assets, the assets of the Company's subsidiaries, and the capital stock of the subsidiaries of the Company, other than the international subsidiaries and Vast.

      The two credit agreements of the Company's Canadian subsidiaries provide for total borrowings of approximately $75 million. Because the Canadian subsidiaries are not debtors in the Chapter 11 case, their credit facility is not impacted by the Chapter 11 case. Borrowings of up to approximately $40 million require security in the form of cash or government securities. Borrowings of up to approximately $35 million require a first security in the assets of the Canadian subsidiaries. Furthermore, the Company is required to provide an additional $2 million of cash collateral by December 31, 2000. However, as a result of the commencement of the Chapter 11 case and the above described defaults, the Company is precluded from providing any additional funding on behalf of its Canadian subsidiaries without approval from its lenders and the Bankruptcy Court. The ability of the Company's Canadian subsidiaries to continue as a going concern is dependent on meeting the terms of their credit agreements, either by providing the additional cash collateral or by establishing alternative arrangements satisfactory to the lenders. The Company and its Canadian subsidiaries have taken and plan to take actions that management believes will mitigate any adverse conditions and events resulting from the possible failure of the Company to provide the required cash collateral on December 31, 2000. However, there is no certainty that these actions or other strategies will be sufficient to allow the Company's Canadian subsidiaries to meet the terms of their credit agreements.

      As of June 30, 2000, approximately $59 million of borrowings were outstanding under the Canadian credit facilities. Additional borrowings are available to the Company's Canadian subsidiaries under these facilities, so long as the borrowings are either collateralized or the financial covenants in the credit agreements are met.

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

Services, Rent and Maintenance Revenues

      Revenues from services, rent and maintenance, which the Company considers its primary business, decreased 20.2% to $185 million for the three months ended June 30, 2000, compared to $232 million for the three months ended June 30, 1999. Revenues from services, rent and maintenance decreased 16.3% to $396 million for the six months ended June 30, 2000, compared to $474 million for the six months ended June 30, 1999. The average revenue per unit (ARPU) for the Company's traditional paging domestic operations decreased to $7.36 and $7.70, respectively, for the three and six months ended June 30, 2000, compared to $7.84 and $7.94, respectively, for the corresponding periods of 1999. The decreases in revenues from services, rent and maintenance were primarily due to the 19.5% reduction in number of units in service from June 30, 1999 to June 30, 2000.

      The number of units in service with subscribers at June 30, 2000 was 7,858,000, compared to 8,991,000 and 9,766,000 units in service with subscribers at December 31, 1999 and June 30, 1999, respectively. This reduction was mainly due to customers cancellations as a result of certain price increases, intensifying price competition in the market for wireless communications services, disruptions in customer service caused by conversions to new centralized processing facilities systems and infrastructure, and the degree to which cellular, personal communications services, and other mobile telephone services are being subscribed to in lieu of one-way messaging services such as those offered by the Company. Many of the factors that reduced the Company's units in service in the first six months of 2000 have continued to exist in the third quarter of 2000. The Company expects units in service to continue to decline throughout 2000.

Product Sales

      Product sales decreased 18.7% to $19 million for the three months ended June 30, 2000, compared to $23 million for the same period in 1999. Product sales decreased 3.6% to $43 million for the six months ended June 30, 2000, compared to $45 million for the same period in 1999.

Services, Rent and Maintenance Expenses

      Services, rent and maintenance expenses decreased 1.9% to $63 million for the three months ended June 30, 2000, compared to $64 million for the three months ended June 30, 1999. Services, rent and maintenance expenses decreased 4.2% to $125 million for the six months ended June 30, 2000, compared to $131 million for the six months ended June 30, 1999. The decreases in services, rent and maintenance expenses were primarily attributable to decreases in pager parts, repairs and scrap expense of approximately $2 million and $6 million, respectively, for the three and six months ended June 30, 2000, mainly due to increased use of in-house repair facilities, a more selective approach in the decision to repair units, and increased sales of "as is" units.

Selling Expenses

      Selling expenses decreased 30.7% to $15 million for the second quarter of 2000, compared to $22 million for the same period in 1999. Selling expenses decreased 23.2% to $35 million for the six months ended June 30, 2000, compared to $46 million for the six months ended June 30, 1999. The decreases in selling expenses were primarily due to:

o decreased marketing research, development costs, and advertising expenses of approximately $5 million and $7 million, respectively, for the three and six months ended June 30, 2000, associated with the Company's traditional paging and advanced messaging operations. Marketing research, development costs, and advertising expenses associated with the Company's traditional paging and advanced messaging operations are expected to continue to be scaled back in future periods.

o decreased salaries and payroll costs of approximately $2 million and $5 million, respectively, for the three and six months ended June 30, 2000, mainly due to lower amount of sales commissions incurred in conjunction with decreased revenue levels.

General and Administrative Expenses

      General and administrative expenses decreased 8.8% to $80 million for the second quarter of 2000, compared to $88 million for the second quarter of 1999. General and administrative expenses decreased 9.2% to $160 million for the six months ended June 30, 2000, compared to $176 million for the six months ended June 30, 1999. The decreases in general and administrative expenses were primarily due to:

o decreased contract labor and outside consulting expense of approximately $11 million and $15 million, respectively, for the three and six months ended June 30, 2000, primarily related to decreased levels of contract labor and outside consulting incurred during these periods in 2000 as the Company suspended its Restructuring in January 2000. During the three and six months ended June 30, 1999 the Company incurred higher contract labor and outside consulting expense primarily related to the transition to the centralized processing facilities and costs for temporary workforce personnel associated with the Company's higher than normal employee turnover during these periods in 1999.

o decreased shipping and postage expense, office supplies expense, and employee recruiting and relocation costs of approximately $4 million and $6 million, respectively, for the three and six months ended June 30, 2000, mainly due to the Company's implementation of tighter cost controls and its decreased employee headcount related to the higher than normal employee turnover associated with the Company's Restructuring and Merger.


Depreciation and Amortization Expense

      Depreciation and amortization expense decreased 54.2% to $59 million for the three months ended June 30, 2000, compared to $129 million for the three months ended June 30, 1999. Depreciation and amortization expense decreased 37.7% to $122 million for the six months ended June 30, 2000, compared to $196 million for the six months ended June 30, 1999. The decreases in depreciation and amortization expense resulted primarily from the Company's change in the depreciable lives of its subscriber devices and certain of its network equipment, effective April 1, 1999. The Company changed the depreciable lives of its subscriber devices from three years to two years and the depreciable life of certain of its network equipment from seven years to ten years. The changes resulted from the Company's review of the historical usage periods of its subscriber devices and its network equipment and the Company's expectation regarding future usage periods for subscriber devices considering current and projected technological advances. The Company determined that the appropriate useful life of its subscriber devices is two years as a result of technological advances, customer desire for new pager technology, and the Company's decreasing ability to redeploy older pager models. The Company determined that the appropriate useful life of its network equipment is ten years since this equipment is operational for a longer time period given current technology. As a result of these changes, depreciation and amortization expense increased by $69 million, or $0.66 per share (basic and diluted), for the three and six months ended June 30, 1999. The Company commenced depreciation and amortization on the assets related to its centralized processing facilities during the third quarter of 1999. This increased depreciation and amortization expense by approximately $2 million and $3 million, respectively, for the three and six months ended June 30, 2000. The Company commenced depreciation and amortization on the assets related to its advanced messaging operations during the first quarter of 2000, which increased depreciation and amortization expense by approximately $6 million and $11 million, respectively, during the three and six months ended June 30, 2000, and is expected to increase depreciation and amortization expense by approximately $24 million for the year ending December 31, 2000.

Provision for Asset Impairment

      The Company recorded a provision of $18 million during the quarter ended March 31, 1999, for the impairment of the assets of the Company's majority-owned Spanish subsidiaries. See Note 5 to the Company's consolidated financial statements.

Interest Expense

      Interest expense, net of amounts capitalized, was $47 million for the second quarter of 2000, compared to $38 million for the second quarter of 1999. Interest expense, net of amounts capitalized, was $93 million for the six months ended June 30, 2000, compared to $74 million for the six months ended June 30, 1999. The increases in interest expense were primarily due to a decrease in capitalized interest, resulting from the completion of the build-out of the Company's advanced wireless network during the first quarter of 2000, and a higher level of indebtedness outstanding. The amount of interest capitalized decreased by $5 million and $10 million, respectively, for the three and six months ended June 30, 2000, compared to the same periods of 1999. The average level of indebtedness outstanding during the three and six months ended June 30, 2000 was $2.0 billion, compared to $1.9 billion outstanding during the corresponding periods of 1999.

Change in Accounting Principle

      The Company adopted the provisions of SOP 98-5 effective January 1, 1999 and recorded a charge of $37 million as a cumulative effect of a change in accounting principle to write-off all unamortized start-up costs as of January 1, 1999. See Note 4 to the Company's consolidated financial statements.

Adjusted EBITDA

      As a result of the factors outlined above, Adjusted EBITDA decreased 53.8% to $33 million for the second quarter of 2000, compared to $70 million for the corresponding period of 1999. Adjusted EBITDA decreased 33.3% to $92 million for the first six months of 2000, compared to $139 million for the same period of 1999. Adjusted EBITDA and Adjusted EBITDA as a percentage of total revenues less costs of products sold for second quarter of 2000 were negatively impacted by the Company's declining revenues (negative $51 million and negative 26.8%, respectively) and its advanced messaging operations (negative $15 million and negative 7.7%, respectively). Adjusted EBITDA and Adjusted EBITDA as a percentage of total revenues less costs of products sold for the six months ended June 30, 2000 were negatively impacted by the Company's declining revenues (negative $79 million and negative 19.1%, respectively) and its advanced messaging operations (negative $22 million and negative 5.4%, respectively). Adjusted EBITDA and Adjusted EBITDA as a percentage of total revenues less costs of products sold for the three and six months ended June 30, 1999, were negatively impacted by the Company's advanced messaging operations (negative $11 million and negative 4.5%, respectively, and negative $19 million and negative 3.9%, respectively).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     The Company's deteriorating financial results and liquidity have caused it to be in default of the covenants of all of its domestic debt agreements. On February 2, 2000 and August 1, 2000, the Company failed to make the semi-annual interest payments on its 8.875% senior subordinated notes due 2006 (8.875% Notes) and its 10.125% senior subordinated notes due 2007 (10.125% Notes). As of March 2, 2000, the non-payment of interest constituted a default under the indentures of the 8.875% Notes and the 10.125% Notes. On April 17, 2000, the Company failed to make the semi-annual interest payment on its 10% senior subordinated notes due 2008 (10% Notes). As a result of these defaults, the Company's bondholders and lenders under its Credit Agreement had the right to demand at any time that the Company immediately pay its outstanding indebtedness in full. On July 14, 2000, three senior subordinated noteholders commenced the involuntary bankruptcy proceeding against the Company discussed in Part I, Item 2 of this document.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      The exhibits listed on the accompanying index to exhibits are filed as part of this quarterly report.

(b)   Reports on Form 8-K.

      On July 28, 2000, the Company filed a Current Report on Form 8-K dated July 14, 2000, disclosing the following:

      (i) On July 14, 2000, three creditors filed an involuntary petition against the Company under Chapter 11 of the United States Bankruptcy Code.

      (ii) On July 23, 2000, the Company had entered into a further amendment to the merger agreement with Arch Communications Group, Inc.

      (iii) On July 24, 2000, the Company filed an answer consenting to the involuntary petition and the Bankruptcy Court entered an order for relief with respect to the Company under Chapter 11 of the Bankruptcy Code. Also on July 24, 2000, seven of the Company's domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PAGING NETWORK, INC.




Date: August 10, 2000        By: /s/ John P. Frazee, Jr.
                                ------------------------
                                    John P. Frazee, Jr.
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer
                                    (Principal Executive Officer)







Date: August 10, 2000        By:/s/ Julian B. Castelli
                                ----------------------

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

     2.4       Amendment No. 3 to Agreement and Plan of Merger, dated as of July
               23, 2000, by and among the Registrant, Arch Communications Group,
               Inc., and St. Louis Acquisition Corp. (16)

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

     10.4 Form of Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock Option Plan (1)

     10.5 Form of Indemnification Agreement executed by recipients of options granted under the 1991 Stock Option Plan (1)

     10.6 Form of First Amendment to Vesting Agreement executed by recipients of options granted under the 1982 Incentive Stock
               Option Plan (1)

     10.7 Form of First Amendment to Management Agreement executed by recipients of options granted under the 1982 Incentive Stock
               Option Plan (1)

   EXHIBIT
   NUMBER                          DESCRIPTION
   -------                         -----------
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

     12.1 Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1999 and 2000 (17)

     27.1      Financial Data Schedule (17)

            ----------

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

            (14) Previously filed as an exhibit to Registration Statement No. 333-94403 on Amendment No. 1 to Form S-4 on May 12, 2000.

            (15) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

            (16) Previously filed as an exhibit to the Registrant's Report on Form 8-K on July 28, 2000.

            (17)  Filed herewith.